Form 10-K
period 2012-12-31
Creative App Solutions, Inc.
filed 2013-03-29
CIK 1558432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54905

CREATIVE APP SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-0684479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3965 Paula Street, La Mesa, CA	91941
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (619) 699-9669

Copies of Communications to:
Stoecklein Law Group, LLP
401 West A Street, Suite 1150
San Diego, CA 92101
(619) 704-1310 • Fax (619) 704-1325

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒   No ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2012 (the last business day of the registrant's most recently completed second fiscal quarter) was $401,000 based on a share value of $0.10.

The number of shares of Common Stock, $0.001 par value, outstanding on March 26, 2013 was 4,510,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CREATIVE APP SOLUTIONS, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2012

Index to Report
on Form 10-K

i

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;
•	inability to raise additional financing;
•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	inability to efficiently manage our operations;
•	inability to achieve future sales levels or other operating results; and
•	the unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

Throughout this Annual Report references to “we”, “our”, “us”, “Creative”, “the Company”, and similar terms refer to Creative App Solutions, Inc.

PART I

ITEM 1.                      BUSINESS

Business Development

Creative App Solutions, Inc. is a development stage company incorporated in the State of Nevada in July of 2012. We were formed to engage in the business of designing and selling mobile applications for the Apple® and Android® platforms. To date, our business activities have been limited to completing the registration of our common stock on Form S-1, maintaining our reporting requirements, and to raising capital through our registered offering for the furtherance of our proposed business plan. We must raise capital to support our ongoing existence while we attempt to develop our business. We cannot assure you that we will be able to complete additional financings successfully and failure to do so would result in business failure and a complete loss of any investment made into the Company.

We have designed a website which will be a primary source of information for the general public of the nature of our business. Additionally, we have begun our initial writing, design and programming of our first mobile app. During our initial month of formation we concentrated our energies on analyzing the viability of our business plan, and establishing our business model, including researching the items needed to secure a trademark and develop relationships with mobile app retailers. Our president, Mr. Faught, has assisted and completed the design of the Company’s initial logo.  We do not presently have a market-ready product, and we currently do not have any customers. As such, we have generated no revenues.

We are attempting to build Creative a successful designer of mobile app for smart phones and other mobile devices.  In order to generate revenues during the next twelve months, we must:

1. Maintain our website – We believe that the internet is a great marketing tool not only for providing information on our Company, but also for providing current information on our upcoming apps as well as industry related information regarding new technology and device updates. We have developed our preliminary website, and are in the process of developing a more advanced site where we can provide a more detailed section regarding proprietary app designs and features. We have begun designing a more advanced website, and intend to launch it during the second quarter of 2013.

2.           Develop and implement a product development timeline – We will require the implementation of a detailed timeline to ensure we produce a marketable mobile application.  These key areas will need to be addressed to assist in the assurance of Creative’s success:

•	efficient design and programing writing;
•	extensive Beta testing through friends and family network, or eventually through current users;
•	timely and useful downloadable updates;
•	marketable launch through third party retailer or through our website.

3.           Develop and implement a marketing plan – Our planned revenue streams will require an extensive list of contacts to allow for the marketing of our mobile apps. Awareness of the revenue potential we will be able to deliver through our app sales, will be delivered through the implementation of a number of marketing initiatives including search engine optimization, website completion, hosted video demonstrations, third party service contacts, tradeshow attendance, as well as blogging and other forms of social media which are driven by technology and mobile flexibility. These efforts and the resulting awareness will be key drivers behind the success of our revenue producing operations.

On January 10, 2013, our Registration Statement on Form S-1 was declared effective, registering 500,000 common shares at a value of $0.10 per share.

On February 25, 2013, we completed our initial public offering through the sale of 500,000 shares of common stock, resulting in gross proceeds of $50,000.

OUR BUSINESS

Creative has created a business plan built upon designing and selling mobile apps for smart phones and other mobile platforms such as tablets. We are striving to design and develop applications which will not only improve workforce productivity, but as is the case with our initial app, NewtCenter, provide educational based apps focusing on agriculture and horticulture.

NewtCenter is an agriculture/horticulture program for Windows, Mac, iOS, Android and Windows Mobile operating systems. This application is database driven using an online Cloud database for active live syncing for the user’s data and accounts. The application’s general focus is to enable farmers, gardeners, and even students to easily study, track, log and even take pictures to track the results of varying nutrient, environmental combinations and conditions. This will therefore allow for long term review and a better long term success rate for agriculturists and horticulturists by utilizing the combination of data collected and reviewing the NewtCenter datasheets that were created.

Market and Revenue Generation

In order to generate revenues during the next twelve months, we must:

1. Develop and implement a marketing plan – Creative’s planned revenue streams will require establishing a web presence and improved visibility within the public and private sectors. A major key factor in the Company’s success will be the building of third party relationships within the mobile technology industry.

2. Develop and implement a comprehensive consumer information website – For the foreseeable future, the Company’s website (www.creativeapps.biz) will be a primary asset and a potential key source of revenue generation, as well as Company information. Currently, management is formulating its plan on how best to employ its resources to expand and improve the site. We are working to add to the functionality of the site including: announcements of new apps, updates on our future app development, updates on mobile technology, and blogs focused on the mobile app market and desires of end-users. Additionally, we need to optimize the site for search engine rank, as well as renew the look and feel of the site to coincide with our objectives for the Creative App Solutions brand. We have not yet recognized revenues from the website nor is there any indication that we ever will recognize direct revenues from our website. We do not presently have a market-ready product, nor do we have any customers; thus have generated no revenues.

Our operations, to date, have been devoted primarily to startup and development activities, which include the following:

•	Formation of the Company;
•	Development of Company logo;
•	Development of our business plan;

•	Preparation for Application for a Trademark;
•	Launching of our preliminary website; and
•	Begin the design and development of our initial mobile application.

Competition

There are many companies who compete directly with our products and services. These companies may already have an established market in our industry. Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours. Additionally, there are not significant barriers to entry in our industry and new companies may be created that will compete with us and other, more established companies who do not now directly compete with us, may choose to enter our markets and compete with us in the future.

Intellectual Property

At this time our only intellectual property is the source code which is being written to run our first application. We will rely on a combination of trade secret and copyright laws, restrictions on disclosure, to protect it and any other intellectual property rights which may develop during the time of and upon completion of our initial source code. However, we intend to file a trademark application for our logo Creative App Solutions and our first app NewtCenter™.

Government Regulation

Our activities are not currently subject to any particular regulations by governmental agencies other than those routinely imposed on corporate businesses. However, we cannot predict the impact of future regulations on us.

Employees

We are a development stage company and currently have only one part-time employee, Ryan Faught, who is our President and sole Director. Mr. Faught is a founding shareholder. Currently, Mr. Faught devotes approximately 15-20 hours a week to Creative App Solutions. We look to Mr. Faught for his entrepreneurial skills and talents.

ITEM 1A.                      RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

We are a development stage company organized in July 2012 and have recently commenced operations, making an evaluation of us extremely difficult. At this stage, even with our good faith efforts, there is nothing on which to base an assumption that we will become profitable or generate any significant amount of revenues.

We were incorporated in July 2012 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficit of $44,444 for the year ended December 31, 2012,  We have been focused on organizational, start-up activities and business plan development since we incorporated. Although we have commenced the development of our website and marketing strategy, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our product, the level of our competition and our ability to attract and maintain key management and employees. We do not presently have a market-ready product and we currently do not have any customers. As such, we have generated no revenues.

If we are unable to attract and retain key personnel, our business could be harmed.

If any of our key employees were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. Our employment relationships are generally at-will. We cannot assure that one or more key employees will not leave in the future. We intend to continue to hire additional highly qualified personnel, but may not be able to attract, assimilate or retain qualified personnel in the future. Any failure to attract, integrate, motivate and retain these employees could harm our business.

We are subject to federal legislation to protect investors against corporate fraud.

Federal legislation, such as the Sarbanes-Oxley Act of 2002 and the Dodd- Frank Act, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE, or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics.

We have not yet adopted any of these corporate governance measures such as an audit or other independent committees of our board of directors as we presently have one director. Additionally, since our securities are not yet listed on a national securities exchange or NASDAQ, we are not required to do so. If we expand our board membership in future periods to include independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees are made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should consider our current lack of corporate governance measures in making their investment decisions, in addition to the fact that we currently have only one director.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.  As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million.”

Even if we no longer qualify as an “emerging growth company”, we may still be subject to reduced reporting requirements so long as we are considered a “Smaller Reporting Company.”

Many of the exemptions available for emerging growth companies are also available to smaller reporting companies like us that have less than $75 million of worldwide common equity held by non-affiliates.  So, although we may no longer qualify as an emerging growth company, we may still be subject to reduced reporting requirements.

Our auditors have substantial doubt about our ability to continue as a going concern. Additionally, our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor’s report reflects that the ability of Creative to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, our stockholders will lose their investment.  We will be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to our stockholders.

We will be competing with better established companies.

We will not be the first company to attempt to design and sell apps for mobile devices. There are other companies whose contacts and expertise may be more advanced than ours, and whose methods of marketing and resale may be more cost-effective. Further, we will be facing competition from better established companies, which may have better local, regional and national connections, and whose efforts produce larger sales and revenues.

We intend to partner with mobile operators to market and distribute our services and thus to generate our revenues. The loss of, a change in or the failure to create any significant mobile operator relationships would cause us to lose access to their subscribers and thus materially reduce our revenues.

We intend to sell our application offerings primarily through direct sales to mobile operators. Our future success is highly dependent upon creating and maintaining successful relationships with mobile operators and establishing strong mobile operator relationships. Our failure to create and maintain relationships, or a significant reduction in revenues from, one or more of these mobile operators would materially reduce our revenues and thus harm our business, operating results and financial condition.

Because a substantial portion of our revenues would be derived from third party mobile operators, if any of our significant mobile operators are unable to fulfill its payment obligations, our financial condition and results of operations would suffer.

If any of our future customers are unable to fulfill their payment obligations to us under their contracted agreements, our revenues and cash flows could decline significantly and our financial condition could be harmed. In addition, recent disruptions in national and international credit markets have led to a scarcity of credit, tighter lending standards and higher interest rates on consumer and business loans. Continued disruptions in credit markets may materially limit consumer credit availability and restrict credit availability of mobile operators, which may also impact their ability to fulfill their payment obligations.

If one or more of our apps were found to contain hidden or objectionable content, our reputation and operating results could suffer.

We do not currently have a market-ready app and currently have no customers, but hidden content may be included in our future apps by an employee who was not authorized to do so or by an outside developer or supplier without our knowledge. This hidden content may contain profanity and sexually explicit or otherwise objectionable material. Our design, programming process and the constraints on the file size of our services would reduce the possibility of hidden, objectionable content appearing in the apps we publish. Nonetheless, these processes and constraints may not prevent this content from being included in our future apps. If our apps are found to contain hidden or objectionable content, our customers could refuse to sell it and consumers could refuse to buy it or demand a refund of their money. This could have a materially negative impact on our business, operating results and financial condition. In addition, our reputation could be harmed, which could impact sales of other apps we may intend to sell. If any of these consequences were to occur, our business, operating results and financial condition could be significantly harmed.

Mobile subscriber tastes are continually changing and are often unpredictable; if we fail to develop apps that achieve market acceptance, our sales could suffer.

Our business will depend on apps that mobile operators will offer and mobile subscribers will buy. We must invest significant resources in research and development, as well as programming, design and marketing. Our success depends, in part, on unpredictable and volatile factors beyond our control including end-user preferences, competing companies and the availability of other apps. If our Company is not responsive to the requirements of our future mobile operator customers, the demands and preferences of mobile subscribers, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition could be harmed. Even if our services are successfully introduced and initially adopted, a subsequent shift in our mobile operator customers could cause a decline in popularity that could materially reduce our revenues and harm our business, operating results and financial condition.

We may not be able to adequately protect our intellectual property, which may facilitate the development of competing services by others.

At this time our only intellectual property is the source code which is being written to run our first application. We will rely on a combination of trade secret and copyright laws, restrictions on disclosure, to protect it and any other intellectual property rights which may developed during the time of and upon completion of our initial source code. Despite our efforts to protect our source code and any other proprietary rights which may develop; third parties may copy or otherwise obtain and use our apps or technology. The laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. If we fail to adequately protect our intellectual property rights, it will be easier for our competitors to sell competing apps.

Our services may infringe on the intellectual property rights of third parties, which may result in lawsuits and prohibit us from selling our services or subject us to litigation costs and monetary damages.

There is a risk that third parties have filed or will file applications for, or have received or will receive, patents or obtain additional intellectual property rights relating to materials or processes that we use or propose to use. As a result, from time to time, third parties may assert patent or other intellectual property rights to technologies that are used in our services or are otherwise important to us. In addition, third parties may assert claims or initiate litigation against us or our manufacturers, suppliers, customers or partners with respect to existing or future services or other proprietary rights. We generally undertake to indemnify our customers and partners against intellectual property infringement claims asserted against them with respect to the services we sell to, or distribute through, them. Any claims against us or customers or partners that we indemnify against intellectual property claims, with or without merit, may be time-consuming, result in costly litigation or monetary damages and diversion of technical and management personnel, or require us to develop non-infringing technology. If a claim is successful, we may be required to obtain a license from the parties claiming the infringement. If we are unable to obtain a license, we may be unable to market our affected services. Limitations on our ability to market our services and delays and costs associated with monetary damages and redesigns in compliance with an adverse judgment or settlement would harm our business.

Economic conditions and any associated impact on consumer spending could have a material adverse effect on our business, results of operations and financial condition.

We are subject to macroeconomic fluctuations in the United States and worldwide economy, including those that impact discretionary consumer spending. Continued economic uncertainty and reductions in discretionary consumer spending may result in reductions in sales of our mobile personalization services, which would adversely affect our business, results of operations and our financial condition. If these issues persist, or if the economy continues this prolonged period of decelerating growth or recession, our results of operations may be harmed.

Our present limited operations have not yet proven profitable.

To date we have not shown  profit in our operations. We do not presently have a market-ready product, and we currently do not have any customers. We cannot assure that we will achieve or attain profitability in 2013 or at any other time. If we cannot achieve operating profitability, we may not be able to meet our working capital requirements, which will have a material adverse effect on our business operating results and financial condition

We are significantly dependent on our President, who lacks experience running a public company. The loss or unavailability to Creative of Mr. Faught’s services would have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements, which could result in our stockholders losing their investment.

Our business plan is significantly dependent upon the abilities and continued participation of Ryan Faught, our president. It would be difficult to replace Mr. Faught at such an early stage of development. The loss by or unavailability to Creative of Mr. Faught’s services would have an adverse effect on our business, operations and prospects, in that our inability to replace Mr. Faught could result in the loss of our stockholder’s investment. Mr. Faught will generate sales through personal contacts; some of whom we may lose as a result of losing Mr. Faught. If this occurs it may significantly affect our revenues. There can be no assurance that we would be able to locate or employ personnel to replace Mr. Faught, should his services be discontinued.

In the event that we are unable to locate or employ personnel to replace Mr. Faught, we would be required to cease pursuing our business opportunity, which would result in our stockholders losing their investment.

Mr. Faught has no experience in running a public company. The lack of experience in operating a public company could impact our return on investment, if any.

As a result of our reliance on Mr. Faught, and his lack of experience in operating a public company, our investors are at risk in losing their entire investment. Mr. Faught intends to hire personnel in the future, when sufficiently capitalized, who would have the experience required to manage our company, such management is not anticipated until the occurrence of future financing. Until such a future offering occurs, and until such management is in place, we are reliant upon Mr. Faught to make the appropriate management decisions.

Mr. Faught is involved with other businesses and there can be no assurance that he will continue to provide services to us. Mr. Faught’s limited time devotion to Creative could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of your investment.

As compared to many other public companies, we do not have the depth of managerial or technical personnel. Mr. Faught is currently and may continue to be involved with other businesses.

Mr. Faught recently formed an IT consultant business focused on servicing the IT needs of both corporate and residential clients. This business is Mr. Faught’s main source of income and therefore requires approximately 35 to 40 hours a week of his time. Mr. Faught is planning on allocating an additional 15 to 20 hours a week to the affairs of Creative; however there can be no assurance that he will continue to provide services to us. Mr. Faught will devote only a portion of his time to our activities.

Since Mr. Faught is involved with the management and advancement of a similar business, there can be no assurance that a conflict of interest may not arise at some point in the future; therefore preventing the Company from becoming successful and ultimately jeopardizing your investment with the Company.

Mr. Faught recently formed an IT service company called TechiT. TechiT is Mr. Faught’s primary source of income. Even though the focus of TechiT’s services are based upon network and storage solutions for corporate and residential clients, his need to provide for his financial wellbeing could create a conflict of interest between TechiT and Creative App Solutions, Inc. and could impact the time Mr. Faught is able to devote to the Company. At this time Mr. Faught intends to spend 15 to 20 hours per week towards the advancement and development of Creative’s business plan, however there can be no assurance that Mr. Faught will be able to devote that much time to the Company, which could negatively affect the operations and may result in the loss of your investment in the Company.

Since one stockholder, beneficially owns the majority of our outstanding common shares, a single stockholder will retain the ability to control our management and the outcome of corporate actions requiring stockholder approval notwithstanding the overall opposition of our other stockholders.

Mr. Faught owns approximately 87.7% of our outstanding common shares. As a consequence of his stock ownership position, Mr. Faught will retain the ability to elect a majority of our board of directors, and thereby control our management. Mr. Faught will also initially have the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of ownership by Mr. Faught could discourage investments in our Company, which might have a negative impact on the value of our securities.

We will require additional financing in order to implement our business plan. In the event we are unable to acquire additional financing, we may not be able to implement our business plan resulting in a loss of revenues and ultimately our stockholders will lose their investment.

Due to our start-up nature, we will have to incur the costs of website and marketing development, and all other associated fees. To fully implement our business plan we will require additional funding. Since the net offering proceeds of our recently completed offering have been earmarked for website development, accounting, legal, and minimal working capital, we will not be capitalized sufficiently to hire or pay employees.

We will need to raise additional funds to expand our operations. We plan to raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders will lose part or all of their investment.

We may not be able to raise additional funds through public or private financings or additional borrowings, which could have a material adverse effect on our financial condition.

Our cash on hand, cash flow from operations and present borrowing capacity may not be sufficient to fund necessary capital expenditures and working capital requirements. We may from time to time seek additional financing, either in the form of bank borrowings, sales of debt or equity securities or otherwise. To the extent our capital resources and cash flow from operations are at any time insufficient to fund our activities or repay our indebtedness as it becomes due, we will need to raise additional funds through public or private financing or additional borrowings. We may not be able to obtain any such capital resources in sufficient amounts or on acceptable terms, if at all. Current economic conditions may affect our ability to obtain financing, as the lenders may be less inclined to finance a start-up company. The United States is an economic recession and as a result lenders are increasingly denying applications for equity to small businesses considered to be a high risk. If we are unable to obtain the necessary capital resources, our financial condition and results of operations could be materially adversely affected.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY AND TECHNOLOGY

Third parties may claim in the future that we are infringing their intellectual property and we could be exposed to significant litigation or licensing expenses or be prevented from selling our products if such claims are successful.

We may be subject to claims that we or our customers may be infringing upon, or contributing to the infringement of, the intellectual property rights of others. We may be unaware of intellectual property rights of others that may cover some of our technologies and products. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. However, we may not be able to obtain licenses from some or all claimants, the terms of any offered licenses may not be acceptable to us, and we may not be able to resolve disputes without litigation. Any litigation regarding intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. In the event of intellectual property infringement claim, we may be required to enter into costly royalty or licensing agreements. Third parties claiming intellectual property infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to develop and sell our products.

Our market is characterized by rapid technological change, and if we fail to develop and market new technologies rapidly, we may not become profitable in the future.

The app market is characterized by rapid technological change that could render our apps obsolete. The development of apps entails significant technical and business risks. We can give no assurance that we will successfully use new technologies effectively or adapt our apps to customer requirements or needs. If our management is unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, we may never become profitable which may result in the loss of all or part of our stockholders’ investment.

RISKS RELATING TO OUR COMMON STOCK

There is no current public market for our common stock; therefore you may be unable to sell your securities at any time, for any reason, and at any price, resulting in a loss of your investment.

Currently there is no public market for our common stock. Although we have filed for inclusion of our common stock on the OTCQB, there can be no assurance that FINRA will approve the inclusion of our common stock. Furthermore, if our securities are not quoted on the OTCQB, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, our stockholders may be unable to liquidate their investment for any reason.

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 (excluding personal residence in accordance with the Dodd-Frank act of 2010) or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations if they apply, require the delivery, prior to any transaction involving a “penny stock,” of a disclosure schedule explaining the “penny stock” market and associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive the purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities.

If we fail to remain current on our reporting requirements with the SEC, we could be removed from the OTC Quotation Board, which would limit the ability of broker dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Quotation Board generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Quotation Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Quotation Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two year period, then we will be ineligible for quotation on the OTC Quotation Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. As of the date of this filing, we have no late filings reported by FINRA.

Our internal controls may be inadequate which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Exchange Act Rule includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of Creative, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We have one individual performing the functions of all officers, and single director. Our sole officer and director has developed internal control procedures and is responsible for monitoring and ensuring compliance with those procedures. Management has determined that our internal controls are, at this time, adequate and effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Investors relying upon this misinformation may make an uninformed investment decision.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

As of the date of the filing of this Annual Report on Form 10-K, we have no unresolved staff comments.

ITEM 2.                      PROPERTIES

We currently maintain an office at 3965 Paula Street, La Mesa, CA 91941. We have no monthly rent, nor do we accrue any expense for monthly rent. Mr. Faught, our President, provides us his home in which we conduct business on our behalf. Mr. Faught does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

ITEM 3.                      LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

We have filed for inclusion of our common stock on the Over-the-Counter Quotation Board; however, there can be no assurance that FINRA will approve the inclusion of the common stock. Prior to the date of this report, our common stock was not traded.

Inclusion on the OTCQB permits price quotations for our shares to be published by that service. Although we have submitted an application to a market maker for the OTCQB, we do not anticipate that our shares will immediately be traded in the public market. Also, secondary trading of our shares may be subject to certain state imposed restrictions. Except for the application we submitted to a market maker for the OTCQB, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. There can be no assurance that our shares will be accepted for trading on the OTCQB or any other recognized trading market. Also, there can be no assurance that a public trading market will develop in the future or, if such a market does develop, that it can be sustained.

Without an active public trading market, a stockholder may not be able to liquidate their shares. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of March 26, 2013, we had 42 stockholders of record of the shares outstanding.

Dividends

The payment of dividends is subject to the discretion of the Company’s Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid nor declared any dividends on our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends in the foreseeable future.

We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•	our financial condition;
•	earnings;
•	need for funds;
•	capital requirements;
•	prior claims of preferred stock to the extent issued and outstanding; and
•	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has not adopted an Equity Compensation Plan.

Recent Sales of Unregistered Securities

During the year ended December 31, 2012, there have been no issuances of unregistered securities.

Use of Proceeds

On October 17, 2012, we filed a Registration Statement with the Securities and Exchange Commission wherein we registered 500,000 shares of our common stock. Our Registration Statement became effective on January 10, 2013. On February 25, 2013, we completed our offering for 500,000 shares of our common stock, resulting in gross proceeds of $50,000. The common stock sold in our initial public offering to 40 investors was issued on February 25, 2013.

The amount of expenses incurred in connection with the issuance and distribution of the securities as of the date of this report was $21,000, of which $15,000 was legal fees, $4,500 was audit fees, and $1,500 was accounting fees.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended December 31, 2012.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors”. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this annual report.

Background Overview

Creative is a development stage company incorporated in the State of Nevada in July of 2012. We were formed to generate revenue through the creation and selling of mobile apps for platforms such as Apple® and Android®. In July of 2012 we commenced our planned principal operations. At this time, we have no significant assets.

Since our inception on July 10, 2012, we have not generated any revenues and have incurred a net loss of $44,444. Since July of 2012 our business activity has focused around the development of our corporate entity, business plan, marketing strategy, contact development, website design and the program writing of our initial app.

Although we intend to begin generating revenues in the next twelve months, there is a possibility we may continue to incur operating losses. The capital raised in this offering has been budgeted to cover the costs associated with the offering including: website operation, graphic design, equipment purchase, working capital, various filing fees and transfer agent fees. We believe that our lack of significant expenses and our ability to design and write the programming for mobile apps, may generate revenues sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from sales from mobile apps will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Plan of Operation

Creative has created a business plan built upon the creation, design and writing of apps for mobile devices such as smartphones and tablets. Through the marketing and sales of our apps through third party markets, the Company intends to build revenues based upon profits realized through its sales.

Satisfaction of our cash obligations for the next 12 months. We have accomplished the goal of developing our business plan; however, we are in the early stages of setting up an operational company capable of realizing revenues. Through the completion of our initial public offering on February 25, 2013, gross proceeds of $50,000, we have the basic minimum amount of funds to provide sufficient cash for the next 12 months. Our sole officer and director, Mr. Faught, has agreed to continue his part time work without pay, until such time as there are either sufficient funds from operations, or alternatively, that funds are available through private placements or another offering in the future. We have not allocated any pay for Mr. Faught out of the funds raised in our initial public offering.

Summary of any product strategy, research and development that we will perform for the term of the plan. We anticipate performing moderate levels of research and development under our plan of operation in the near future. We will continue to monitor new developments in app programing and operating system platforms, as well as market fluctuations and sales reports from and between the competing operating systems. We will utilize market tools such as trade publications, company sales reports and other media offering current information on mobile communications and applications.

Expected purchase or sale of plant or significant equipment. The purchase of any plant or significant equipment; is not required by us at this time or in the next 12 months.

Significant changes in number of employees. The number of employees required to operate our business is currently one part time individual. After we furthered our app deployment, increased our revenues through direct marketing and secured sales outlet contracts, we should be able to maintain our present operations. Upon meeting the thresholds listed above, and the acquisition of additional capital, we may hire at least one full time person.

Milestones:

As a result of our being a development stage company with minimal amounts of equity capital initially available, $4,000, we have set our goals in three stages: (1) goals based upon the availability of our initial funding of $4,000; (2) goals based upon our funding of $50,000; and (3) goals based upon or funding additional equity and or debt in the approximate sum of $100,000 to $200,000.

Stage I: Development of our business operations based upon our founders’ investment of $4,000.

•	To set up our corporate structure (file for incorporation) set up corporate governance. Accomplished through the incorporation in Nevada in July of 2012;
•
To retain counsel and an auditor to assist in preparation of documents providing for the raising of $50,000 to complete Stage II of our Plan of Operations. Accomplished in July 2012 and August of 2012. Total costs approximately $11,114. (Counsel was  paid from proceeds of offering in the sum of $10,000 and issued $500 worth of the Company’s common stock.);

•	Launch initial website;
•	Begin to write program for first app.

Stage II: Development of our business operations based upon our receipt of the net funds from our initial public offering of $32,000.

•	Develop network of Beta testers;
•	Research and secure multiple third party retailers which will allow us to market and sell our applications;
•	Design and program multiple apps, while maintaining the usefulness of existing applications through current updates.

We have not commenced the majority of milestones set forth in Stage II of our Plan of Operation as a result of recently completing or initial public offering.

Stage III: Development of our business operations is based upon our receipt of additional equity and/or debt in the approximate sum of $100,000 to $200,000. If, and when we raise the $100,000 in Stage III, we intend to pay our President a salary of $20,000 per year. There are no accruals for past salary, and the commencement date of such salary would not occur until such time as the additional funds (in addition to our present offering) are acquired. The balance of $80,000 would be utilized for legal, accounting, programing development, website maintenance and general office expenses. In the event an additional $100,000 were raised, we would allocate the 2nd $100,000 primarily to the hiring of additional programming staff, equipment purchases and office space. We anticipate that it will take us approximately twelve to eighteen months after the funding referenced in this Stage III to expand our programming capability through the securing of office space and hiring of additional staff.

Through the infusion of capital from our initial public offering, we are able to complete Stage II of our Plan of Operation. We currently have insufficient capital to commence any significant business advances such as nationwide marketing and app promotion. Our Plan of Operation is premised upon having funds available. We believe that the funds from our initial public offering will assist us in generating revenues. We have suffered start up losses which raises substantial concern regarding our ability to continue as a going concern. Based on our capital expenditure requirements we believe that the proceeds of our initial public offering will enable us to maintain our operations and working capital requirements for at least the next 12 months, without taking into account any internally generated funds from operations.

We will require additional funds to maintain and expand our operations as referenced in our Stage III. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our current stockholders. At this time we have no earmarked source for these funds. Additionally, there is no guarantee that we will be able to locate additional funds. In the event we are unable to locate additional funds, we will be unable to generate revenues sufficient to operate our business as planned. For example, if we receive less than $100,000 of the funds earmarked in Stage III, we would may unable to significantly expand our app product line utilizing multiple programmers to the levels under Stage III. Alternatively we may be required to reduce the payments of salary to our President and cover legal and accounting fees required to continue our operations.

Liquidity and Capital Resources

As of December 31, 2012, we had $6,140 in cash. Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt sales from our mobile apps. In addition we have secured a line of credit with E. Venture Resources, Inc., for up to $200,000. As of December 31, 2012, we have utilized $35,000 of the $200,000. The terms of the line of credit provide for an interest rate of 6% per annum with all accrued balances due and payable on July 16, 2015. Additionally, Ryan Faught loaned $10,000 to the Company.  The loan from Mr. Faught bears interest at 6% per annum and is due on July 13, 2015.  In the future we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

Even though we intend to begin generating revenues, we can make no assurances and therefore we may incur operating losses in the next twelve months. Our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving business model, advancement of technology and the management of growth. To address these risks, we must, among other things, continue our development of relevant applications, stay abreast of mobile app trends, as well as implement and successfully execute our business and marketing strategy. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Creative as a going concern. Creative may not have a sufficient amount of cash required to pay all of the costs associated with operating and marketing of our services. Management intends to use revenues and security sales to mitigate the effects of cash flow deficits; however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Creative be unable to continue existence.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-10 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T).                                CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, Ryan Faught, evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation, it was concluded that our disclosure controls and procedures are effective in timely alerting to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports filed or submitted under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.                      OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Title	Term Commencing
Ryan Faught	28	President, Chief Executive Officer, and Director	July 10, 2012

Duties, Responsibilities and Experience

Ryan Faught:  Age 28, President, Director and founder of Creative App Solutions, Inc., from July 10, 2012 to present. Originally born in San Diego, California, Mr. Faught attended San Diego City College where he studied Microsoft Visual C++ and Microsoft Visual Basic Programming. During 2010, Mr. Faught became a Microsoft Certified Technology Specialist. From March 2012 through present Mr. Faught has been self-employed, launching the company TechiT Services, which caters to the IT needs of corporate and residential clients. TechiT designs both onsite and online solutions for server management and information backup, as well as performs services such as computer equipment maintenance and mobile device network integration Prior to TechiT, from 2011 to March of 2012, Mr. Faught worked with San Diego’s Jackson and Blanc as an IT assistant. From 2009 through February 2011, he worked as a Senior IT Technician with Agile IT. Agile IT required Mr. Faught to manage multiple corporate IT accounts. Prior to his time with Agile, from 2007 to 2008, Mr. Faught served as a legal document courier for Cal-Express. Mr. Faught’s management and IT education and experience has led us to the conclusion he would be capable to serve as our Director. Mr. Faught does not anticipate a conflict of interest arising between his management roles in TechiT or Creative App Solutions because of the two distinct and independent business plans of each entity, however he cannot ensure that one will not arise at some point in the future. TechiT’s business plan is built upon the design and service of network solutions. Creative’s business plan is to design and sell mobile device applications. Additionally, due to the similarity of IT skills required to build the businesses of TechiT and Creative App Solutions, Mr. Faught believes managing both entities will neither impede or be in conflict with the advancement of either entity, therefore Mr. Faught will be responsible for the day to day operation of the Company, and will be devoting approximately 15 to 20 hours per week to the advancement of the Company’s business plan and development.

Family Relationships

There are no family relationships among any of our officers or directors.

Code of Ethics

The Company has not adopted a Code of Ethics.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve for a 3 year term and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Director Nomination Procedures

Generally, nominees for Directors are identified and suggested by the members of the Board or management using their business networks.  The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future.  In selecting a nominee for director, the Board or management considers the following criteria:

1.
Whether the nominee has the personal attributes for successful service on the Board such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of the Company;

2.
Whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.
Whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to the Company’s current or future business, will add specific value as a Board member.

4.	Whether there is any other factors related to the ability and willingness of a new nominee to serve or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership.  Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion, and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director.  During 2012, the Company appointed Mr. Ryan Faught as Director of the Company.

The Company will consider for inclusion in its nominations of new Director nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of the Company for at least one year.  Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources.  Any stockholder who wishes to recommend for the Company’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to the Company’s Secretary at the following address:  3965 Paula Street, La Mesa, CA 91941.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past five years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock that has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.

Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and Directors, we believe that as of the date of this filing they were current in their filings.

Corporate Governance

We currently do not have standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions. Until formal committees are established, our entire Board of Directors performs the same functions as an audit, nominating and compensation committee.

ITEM 11.                      EXECUTIVE COMPENSATION

Overview of Compensation Program

We currently have not appointed members to serve on the Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company and that aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company and only having four executive officers, the Board evaluates both performance and compensation on an informal basis.  Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of peer companies. To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company.  Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Summary Compensation

Mr. Faught, our President and CEO has not received any compensation, including plan or non-plan compensation, nor has our Mr. Faught earned any compensation as of the date of the most recently completed fiscal year.

Future Compensation

Mr. Faught has agreed to provide services to us without compensation until such time as either we have earnings from our revenue, if any, or when the first $100,000 is raised in Stage III of our plan of operation, at which time we will pay Mr. Faught a minimum salary of $20,000 per year.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by our Executive Officers, for the fiscal year ended December 31 2012.

SUMMARY COMPENSATION TABLE
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Ryan Faught
President(1)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	$0

(1)	Mr. Faught has served as President since the Company’s inception on July 10, 2012

Employment Agreements

The Company did not enter into any employment agreements during the period ended December 31, 2012.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person that would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company, except with respect to a breach of contract on the part of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on March 26, 2013 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 4,510,000 shares of common stock outstanding.

Security Ownership of Management and Certain Beneficial Owners

Title of Class	Name of Beneficial Owner(1)	Amount of Beneficial Ownership	Percent of Class(2)
Common	Ryan Faught, President	4,000,000	87.7%
	All Beneficial Owners as a Group	4,000,000	87.7%
(1)
As used in this table, “beneficial ownership” means the sole or united power to vote, or to direct the voting of, a security, or the sole or united investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). Each Party’s address is in care of the Company at 3965 Paula, La Mesa, CA 91941.

(2)	Figures are rounded to the nearest tenth of a percent.

“Beneficial ownership” means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days from the date of this filing.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions and Certain Relationships

The Company utilizes office space provided at no cost from Mr. Faught, an officer and director of the Company. Office services are provided without charge by Mr. Faught.
During July of 2012, Mr. Faught received 4,000,000 shares of common stock, at a price of $0.01 per share as the founder of Creative. Mr. Faught is the only officer, director and promoter of Creative. The proceeds from the sale of the shares to Mr. Faught of $4,000 constituted the majority portion of the initial cash capitalization of the Company.

During July of 2012, Stoecklein Law Group, LLP. received 10,000 shares of common stock, at a price of $0.05 per share as payment towards legal services rendered.

On July 12, 2012, the Company executed a promissory note with a related party for $10,000. The unsecured loan bears interest at 6% per annum with principal and interest due on July 13, 2015. As of December 31, 2012, the balance of accrued interest was $283.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTCQB does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the year ended December 31, 2012, DeJoya Griffith, LLC billed the Company $4,500 for the audit of the 2012 annual financial statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning for fiscal year 2012.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Creative App Solutions, Inc.		S-1		3(i)(a)	10/17/12

3(ii)(a)	Bylaws of Creative App Solutions, Inc.		S-1		3(i)(a)	10/17/12

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X
*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE APP SOLUTIONS, INC.

By: /S/ Ryan Faught
       Ryan Faught, President

Date: March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Ryan Faught	President, Chief Executive Officer, Principal Accounting Officer and Director	March 29, 2013
Ryan Faught

CREATIVE APP SOLUTIONS, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2012

Office Locations
 Las Vegas, NV
  New York, NY
    Pune, India
  Beijing, China
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Creative App Solutions Inc.

We have audited the accompanying balance sheet of Creative App Solutions Inc. (A Development  Stage Company) as of December 31, 2012 and the related statement of operations, stockholder’s deficit, and cash flows from inception (July 10, 2012) to December 31, 2012. Creative App Solutions Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative App Solutions Inc. (A Development Stage Company) as of December 31, 2012 and the result of its operations and its cash flows from inception (July 10, 2012) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
March 21, 2013

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052
Telephone (702) 563-1600 ● Facsimile (702) 920-8049
www.dejoyagriffith.com

CREATIVE APP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(audited)

December 31,
2012
ASSETS

Current assets:
Cash	$6,140
Total current assets	6,140

Total assets	$6,140

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$300
Total current liabilities	300

Long term liabilities:
Accrued interest payable	501
Accrued interest payable - related party	283
Line of credit	35,000
Notes payable - related party	10,000
Total long term liabilities	45,784

Total liabilities	46,084

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of August 31, 2012	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 4,010,000 shares issued and outstanding
as of December 31, 2012	4,010
Additional paid in capital	490
Deficit accumulated during development stage	(44,444)
Total stockholders' deficit	(39,944)

Total liabilities and stockholders' deficit	$6,140

See Accompanying Notes to the Financial Statements.

CREATIVE APP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(audited)

Inception
(July 10, 2012)
to
December 31,
2012

Revenue	$-

Operating expenses:
General and administrative	684
Professional fees	42,976
Total operating expenses	43,660

Other expense:
Interest expense	501
Interest expense - related party	283
Total other expense	784

Net loss	$(44,444)

Weighted average number of common
shares outstanding - basic	3,986,629

Net loss per share - basic	$(0.01)

See Accompanying Notes to the Financial Statements.

CREATIVE APP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
(audited)

						Deficit
						Accumulated
						During	Total
	Preferred Shares		Common Shares		Subscriptions	Development	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Stage	Deficit
Inception, (July 10, 2012)	-	$ -	-	$ -	$ -	$ -	$ -

July 11, 2012
Issuance of common stock for cash	-	-	4,000,000	4,000	-	-	4,000

July 19, 2012
Issuance of common stock for services	-	-	10,000	10	490	-	500

Net loss	-	-	-	-	-	(44,444)	(44,444)

Balance, December 31, 2012	-	$ -	4,010,000	$ 4,010	$ 490	$ (44,444)	$ (39,944)

See Accompanying Notes to the Financial Statements.

CREATIVE APP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(audited)

Inception
(July 10, 2012)
to
December 31,
2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,444)
Adjustments to reconcile net income
to net cash used in operating activities:
Stock issued for services	500
Changes in operating assets and liabilities:
Increase in accounts payable	300
Increase in accrued interest payable	501
Increase in accrued interest payable - related party	283

Net cash used in operating activities	(42,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	35,000
Proceeds from notes payable - related party	10,000
Proceeds from sale of common stock, net of offering costs	4,000

Net cash provided by financing activities	49,000

NET CHANGE IN CASH	6,140

CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$6,140

SUPPLEMENTAL INFORMATION:
Interest paid	$-
Income taxes paid	$-

NON-CASH FINANCING ACTIVITIES:
Stock issued for services	$500

See Accompanying Notes to the Financial Statements.

CREATIVE APP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on July 10, 2012 (Date of Inception) under the laws of the State of Nevada, as Creative App Solutions, Inc.

The Company has not commenced significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company.

Nature of operations
The Company will design and sell mobile application for the Apple and Android platforms.

Year End
The Company’s year end is December 31.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Revenue Recognition
We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company will record revenue when it is realizable and earned and the services have been rendered to the customers.

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the period from Inception (July 10, 2012) to December 31, 2012.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

CREATIVE APP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments (continued)
Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Income taxes
The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

CREATIVE APP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes (continued)
Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2012, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2012, no income tax expense has been incurred.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through March 2013 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (July 10, 2012) through the period ended December 31, 2012 of ($44,444). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

CREATIVE APP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 3 – LINE OF CREDIT

On July 15, 2012, the Company executed a revolving credit line with third party for up to $200,000.  The unsecured line of credit bears interest at 6% per annum with principal and interest due on July 16, 2015.  As of December 31, 2012, an amount of $35,000 has been used for general corporate purposes with a remaining balance of $165,000 available.  As of December 31, 2012, the balance of accrued interest was $501.

Interest expense for the period from inception (July 10, 2012) through the period ended December 31, 2012 of $501.

NOTE 4 – NOTES PAYABLE – RELATED PARTY

On July 12, 2012, the Company executed a promissory note with a related third party for $10,000.  The unsecured loan bears interest at 6% per annum with principal and interest due on July 13, 2015.  As of December 31, 2012, the balance of accrued interest was $283.

Interest expense for the period from inception (July 10, 2012) through the period ended December 31, 2012 of $283.

NOTE 5 – INCOME TAXES

At December 31, 2012, the Company had a federal operating loss carryforward of $43,944, which begins to expire in 2032.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2012:

2012
Deferred tax assets:
Net operating loss carryforward	$15,380
Total deferred tax assets	15,380
Less: Valuation allowance	(15,380)
Net deferred tax assets	$-

The valuation allowance for deferred tax assets as of December 31, 2012 was $15,380, which will begin to expire 2032.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2012 and maintained a full valuation allowance.

CREATIVE APP SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 5 – INCOME TAXES (CONTINUED)

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2012:

2012
Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

Common Stock
On July 11, 2012, the Company issued an officer and director of the Company 4,000,000 shares of its $0.001 par value common stock at a price of $0.001 per share for cash of $4,000.

On July 19, 2012, the Company issued 10,000 shares of common stock at a price of $0.05 per share for legal services valued at $500.  The Company valued the shares at the fair value of the services rendered.

During the period from inception (July 10, 2012) through the period ended December 31, 2012, there have been no other issuances of common stock.

NOTE 7 – WARRANTS AND OPTIONS

As of December 31, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 – SUBSEQUENT EVENTS

In January 2013, the Company received $35,000 from the $200,000 revolving line of credit with a third party.

In February 2013, the Company issued a total of 500,000 shares of common stock for total cash received of $50,000.