Form 10-Q
period 2013-03-31
Creative App Solutions, Inc.
filed 2013-05-15
CIK 1558432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54905

CREATIVE APP SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-0684479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3965 Paula Street, La Mesa, CA	91941
(Address of principal executive offices)	(Zip Code)

(619) 699-9669
(Registrant’s telephone number, including area code)

Copies of Communications to:
Stoecklein Law Group, LLP
401 West A Street
Suite 1150
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-1325

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒   No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on May 15, 2013 was 4,560,000 shares.

CREATIVE APP SOLUTIONS, INC.
QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

CREATIVE APP SOLUTIONS, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (unaudited)
	March 31,	December 31,
	2013	2012
ASSETS

Current assets:
Cash	$26,413	$6,140
Total current assets	26,413	6,140

Total assets	$26,413	$6,140

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$4,503	$300
Total current liabilities	4,503	300

Long term liabilities:
Accrued interest payable	1,478	501
Accrued interest payable - related party	431	283
Line of credit	65,700	35,000
Notes payable - related party	10,000	10,000
Total long term liabilities	77,609	45,784

Total liabilities	82,112	46,084

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 4,510,000 and 4,010,000 shares issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	4,510	4,010
Additional paid in capital	49,990	490
Deficit accumulated during development stage	(110,199)	(44,444)
Total stockholders' deficit	(55,699)	(39,944)

Total liabilities and stockholders' deficit	$26,413	$6,140
See Accompanying Notes to Financial Statements.

CREATIVE APP SOLUTIONS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (unaudited)

	For the	Inception
	three months	(July 10, 2012)
	ended	to
	March 31,	March 31,
	2013	2013

Revenue	$-	$-

Operating expenses:
General and administrative	681	1,365
Professional fees	63,948	106,924
Total operating expenses	64,629	108,289

Other expenses:
Interest expense	978	1,479
Interest expense - related party	148	431
Total other expenses	1,126	1,910

Net loss	$(65,755)	$(110,199)

Weighted average number of common
shares outstanding - basic	4,204,444

Net loss per share - basic	$(0.02)

See Accompanying Notes to Financial Statements.

CREATIVE APP SOLUTIONS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (unaudited)

	For the	Inception
	three months	(July 10, 2012)
	ended	to
	March 31,	March 31,
	2013	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(65,755)	$(110,199)
Adjustments to reconcile net income
to net cash used in operating activities:
Stock issued for services	-	500
Changes in operating assets and liabilities:
Increase in accounts payable	4,203	4,503
Increase in accrued interest payable	977	1,478
Increase in accrued interest payable - related party	148	431

Net cash used in operating activities	(60,427)	(103,287)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	35,000	70,000
Repayments on line of credit	(4,300)	(4,300)
Proceeds from notes payable - related party	-	10,000
Proceeds from sale of common stock, net of offering costs	50,000	54,000

Net cash provided by financing activities	80,700	129,700

NET CHANGE IN CASH	20,273	26,413

CASH AT BEGINNING OF PERIOD	6,140	-

CASH AT END OF PERIOD	$26,413	$26,413

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH FINANCING ACTIVITIES:
Stock issued for services	$-	$500

See Accompanying Notes to Financial Statements.

CREATIVE APP SOLUTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto included in the Company’s 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

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

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses from Inception (July 10, 2012) to March 31, 2013.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

CREATIVE APP SOLUTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. As at March 31, 2013, there were no dilutive common shares outstanding.

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

CREATIVE APP SOLUTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through May 2013 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (July 10, 2012) through the period ended March 31, 2013 of ($110,199). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – LINE OF CREDIT

On July 15, 2012, the Company executed a revolving credit line with third party for up to $200,000.  The unsecured line of credit bears interest at 6% per annum with principal and interest due on July 16, 2015.  As of March 31, 2013, an amount of $65,700 has been used for general corporate purposes with a remaining balance of $134,300 available.  As of March 31, 2013, the balance of accrued interest was $1,478.

Interest expense for the three months ended March 31, 2013 was $978.

NOTE 4 – NOTES PAYABLE – RELATED PARTY

On July 12, 2012, the Company executed a promissory note with a related third party for $10,000.  The unsecured loan bears interest at 6% per annum with principal and interest due on July 13, 2015.  As of March 31, 2013, the balance of accrued interest was $431.

Interest expense – related party for the three months ended March 31, 2013 was $148.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

Common Stock
On February 25, 2013, the Company issued a total of 500,000 shares of common stock for cash totaling $50,000.

CREATIVE APP SOLUTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – WARRANTS AND OPTIONS

As of March 31, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 7 – SUBSEQUENT EVENTS

In April 2013, the Company issued 50,000 shares of common stock to an officer of the Company for services rendered valued at $5,000.

In April 2013, the Company received $20,000 from the $200,000 revolving line of credit with a third party.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Throughout this Quarterly Report references to “we”, “our”, “us”, “Creative”, “the Company”, and similar terms refer to Creative App Solutions, Inc.

OVERVIEW AND OUTLOOK

Business Development

Creative App Solutions, Inc. is a development stage company incorporated in the State of Nevada in July of 2012. We were formed to engage in the business of designing and selling mobile applications for the Apple® and Android® platforms. To date, our business activities have been limited to completing the registration of our common stock on Form S-1, maintaining our reporting requirements, and to raising capital through our registered offering for the furtherance of our proposed business plan. We must raise capital to support our ongoing existence while we attempt to develop our business. We cannot assure you that we will be able to complete additional financing successfully and failure to do so would result in business failure and a complete loss of any investment made into the Company.

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

2.           Develop and implement a product development timeline – We will require the implementation of a detailed timeline to ensure we produce a marketable mobile application.  These key areas will need to be addressed to assist in the assurance of Creative’s success:

•	efficient design and programming writing;
•	extensive Beta testing through friends and family network, or eventually through current users;
•	timely and useful downloadable updates;
•	marketable launch through third party retailer or through our website.

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

On April 9, 2013, we received notice from our market maker that we were assigned the symbol “CAPP” to initiate trading on the Over-the-Counter Quotation Board (OTC:QB).

On April 16, 2013, the Board of Directors unanimously appointed Ms. Norma Casillas to serve as the Secretary and Treasurer of the Company.

OUR BUSINESS

Creative has created a business plan built upon designing and selling mobile apps for smart phones and other mobile platforms such as tablets. We are striving to design and develop applications which will not only improve workforce productivity, but as is the case with our initial app, NewtCenter™, provide educational based apps focusing on agriculture and horticulture.

NewtCenter™ is an agriculture/horticulture program for Windows, Mac, iOS, Android and Windows Mobile operating systems. This application is database driven using an online Cloud database for active live syncing for the user’s data and accounts. The application’s general focus is to enable farmers, gardeners, and even students to easily study, track, log and even take pictures to track the results of varying nutrient, environmental combinations and conditions. This will therefore allow for long term review and a better long term success rate for agriculturists and horticulturists by utilizing the combination of data collected and reviewing the NewtCenter™ datasheets that were created.

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

Employees

We are a development stage company and as of March 31, 2013 have only two part-time employees, Ryan Faught, who is our President and sole Director, and Norma Casillas, who is our Secretary and Treasurer. As of March 31, 2013 they devoted approximately 15-20 hours a week to Creative App Solutions.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2013 the Company had an accumulated deficit of $110,199. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The Company is currently contemplating an offering of its equity or debt securities to finance continuing operations. There are no agreements or arrangements currently in place or under negotiation to obtain such financing, and there are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

RESULTS OF OPERATIONS

In the three months ended March 31, 2013, we did not generate any revenues.

Operating expenses during the three months ended March 31, 2013 were $64,629, $63,948 of which was professional fees associated with legal and accounting expenses and the remaining $681 was related to general and administrative costs. In comparison, operating expenses from inception (July 10, 2012) to December 31, 2012 were $43,660, of which $42,976 was in professional fees and the remaining $684 was related to general and administrative costs. The increase in professional fees is due to increased legal work.

Liquidity and Capital Resources

As of March 31, 2013, we had $26,413 in cash. Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt sales from our mobile apps. In addition we have secured a line of credit with E. Venture Resources, Inc., for up to $200,000. As of March 31, 2013, we have utilized $65,700 of the $200,000. The terms of the line of credit provide for an interest rate of 6% per annum with all accrued balances due and payable on July 16, 2015. Additionally, Ryan Faught loaned $10,000 to the Company. The loan from Mr. Faught bears interest at 6% per annum and is due on July 13, 2015. In the future we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

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

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2013 compared to December 31, 2012.

			Increase / (Decrease)
	March 31, 2013	December 31, 2012	$	%

Current Assets	$26,413	$6,140	$20,273	330%

Current Liabilities	$4,503	$300	$4,203	1401%

Working Capital (deficit)	$21,910	$5,840	$16,070	275%

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future, we anticipate we will be able to provide the necessary liquidity needed from the revenues generated from operations but there is no assurance that this will happen.

Since inception, we have financed our cash flow requirements through issuance of common stock, and lines of credit. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations. Additionally we anticipate obtaining additional financing to fund operations through additional common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, develop a customer base, develop our marketing strategy, continually develop and upgrade our website, provide, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Operating activities

Net cash used in operating activities was $60,427 for the period ended March 31, 2013, as compared to $42,860 used in operating activities from inception (July 10, 2012) to December 31, 2012. The increase in net cash used in operating activities was primarily due to an increase in professional fees, as a result of increased legal work.

Investing activities

Net cash used in investing activities was $0 for the period ended March 31, 2013 as compared to $0 used in investing activities from inception (July 10, 2012) to December 31, 2012.

On July 12, 2012, the Company executed a promissory note with Ryan Faught. The unsecured loan is due upon on July 13, 2015 and bears interest at 6%. As of March 31, 2013, we have utilized $10,000 of the $10,000.

Financing activities

Net cash provided by financing activities for the period ended March 31, 2013 was $80,700, as compared to $49,000 from inception (July 10, 2012) to  December 31, 2012. The increase of net cash provided by financing activities was mainly attributable to capital provided through previously executed line of credit.
We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, finalization and launch of our website, implementation of our strategy to expand our sales and marketing initiatives, increase brand and services awareness. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer, Ryan Faught, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are designed to operate at a reasonable assurance level which is effective in providing reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 17, 2013, in connection with the appointment of Ms. Casillas, we issued 50,000 shares of our common stock as compensation for her services as the Secretary and Treasurer of the Company. The 50,000 shares were issued at a value of $0.10, for a total value of $5,000.

We believe that the issuance and sale of the above securities were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), Regulation D and/or Regulation S. The securities were issued directly by us and did not involve a public offering or general solicitation. The recipient of the securities was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make her investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the securities, had such knowledge and experience in our financial and business matters that she was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our management on several occasions prior to her investment decision. There were no commissions paid on the issuance and sale of the shares.

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

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities from the time of our inception through the period ended March 31, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer & Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer & Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE APP SOLUTIONS, INC.

Date: May 14, 2013	By:	/S/ Ryan Faught
Ryan Faught
President
(Principal Executive Officer and duly authorized signatory)