Form 10-Q
period 2013-06-30
Creative App Solutions, Inc.
filed 2013-08-08
CIK 1558432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes  ☒   No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on August 6, 2013 was 4,510,000 shares.

CREATIVE APP SOLUTIONS, INC.
QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

CREATIVE APP SOLUTIONS, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (unaudited)

	June 30,	December31,
	2013	2012
ASSETS

Current assets:
Cash	$2,959	$6,140
Total current assets	2,959	6,140

Total assets	$2,959	$6,140

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$$449	$300
Total current liabilities	449	300

Long term liabilities:
Accrued interest payable	2,812	501
Accrued interest payable - related party	580	283
Line of credit	92,200	35,000
Notes payable - related party	10,000	10,000
Total long term liabilities	105,592	45,784

Total liabilities	106,041	46,084

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of June 30, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 4,510,000 and 4,010,000 shares issued and outstanding
as of June 30, 2013 and December 31, 2012, respectively	4,510	4,010
Additional paid in capital	49,990	490
Deficit accumulated during development stage	(157,582)	(44,444)
Total stockholders' deficit	(103,082)	(39,944)

Total liabilities and stockholders' deficit	$2,959	$6,140

See Accompanying Notes to Financial Statements.

CREATIVE APP SOLUTIONS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (unaudited)

	For the	For the	Inception
	three months	six months	(July 10, 2012)
	ended	ended	to
	June 30,	June 30,	June 30,
	2013	2013	2013

Revenue	$-	$-	$-

Operating expenses:
General and administrative	752	1,433	2,117
Professional fees	45,148	109,096	152,072
Total operating expenses	45,900	110,529	154,189

Other expenses:
Interest expense	1,333	2,311	2,812
Interest expense - related party	150	298	581
Total other expense	1,483	2,609	3,393

Net loss	$(47,383)	$(113,138)	$(157,582)

Weighted average number of common
shares outstanding - basic	4,510,000	4,358,066

Net loss per share - basic	$(0.01)	$(0.03)

See Accompanying Notes to Financial Statements.

CREATIVE APP SOLUTIONS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (unaudited)

	For the	Inception
	six months	(July 10, 2012)
	ended	to
	June 30,	June 30,
	2013	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(113,138)	$(157,582)
Adjustments to reconcile net income
to net cash used in operating activities:
Stock issued for services	-	500
Changes in operating assets and liabilities:
Increase in accounts payable	149	449
Increase in accrued interest payable	2,311	2,812
Increase in accrued interest payable - related party	297	580

Net cash used in operating activities	(110,381)	(153,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	61,500	96,500
Repayments on line of credit	(4,300)	(4,300)
Proceeds from notes payable - related party	-	10,000
Proceeds from sale of common stock, net of offering costs	50,000	54,000

Net cash provided by financing activities	107,200	156,200

NET CHANGE IN CASH	(3,181)	2,959

CASH AT BEGINNING OF PERIOD	6,140	-

CASH AT END OF PERIOD	$2,959	$2,959

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH FINANCING ACTIVITIES:
Stock issued for services	$-	$500

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

Revenue Recognition
We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.  As of June 30, 2013, the Company has not generated any revenue from operations.

The Company will record revenue when it is realizable and earned and the services have been rendered to the customers.

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses from Inception (July 10, 2012) to June 30, 2013.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As of June 30, 2013, there were no dilutive common shares outstanding.

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

CREATIVE APP SOLUTIONS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through July 2013 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (July 10, 2012) through the period ended June 30, 2013 of ($157,582). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – LINE OF CREDIT

On July 15, 2012, the Company executed a revolving credit line with third party for up to $200,000.  The unsecured line of credit bears interest at 6% per annum with principal and interest due on July 16, 2015.  As of June 30, 2013, an amount of $92,200 has been used for general corporate purposes with a remaining balance of $107,800 available.  As of June 30, 2013, the balance of accrued interest was $2,812.

Interest expense for the three months ended June 30, 2013 was $1,333.  Interest expense for the six months ended June 30, 2013 was $2,311.

NOTE 4 – NOTES PAYABLE – RELATED PARTY

On July 12, 2012, the Company executed a promissory note with a related third party for $10,000.  The unsecured loan bears interest at 6% per annum with principal and interest due on July 13, 2015.  As of June 30, 2013, the balance of accrued interest was $580.

Interest expense – related party for the three months ended June 30, 2013 was $150.  Interest expense – related party for the six months ended June 30, 2013 was $298.

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

On April 16, 2013, the Company issued 50,000 shares of common stock to a former officer of the Company for services to be rendered valued at $5,000.  On June 6, 2013, the Company cancelled 50,000 shares of common stock due to non-performance of services and the individual was terminated.

NOTE 6 – WARRANTS AND OPTIONS

As of June 30, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are issued and noted that there are no material subsequent events to disclose.

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

Throughout this Quarterly Report references to “we”, “our”, “us”, “Creative”, “the Company”, and similar terms refer to Creative App Solutions, Inc.

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov or on our website at www. creativeapps.biz. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Creative App Solutions, Inc., 3965 Paula Street, La Mesa, CA, 91941.

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

On April 16, 2013, the Board of Directors unanimously appointed Ms. Norma Casillas to serve as the Secretary and Treasurer of the Company.

On June 6, 2013, the Board of Directors terminated Ms. Norma Casillas from her position as Secretary of the Registrant, effective immediately. Additionally, on this date, the Board of Directors approved the cancelation of 50,000 shares of common stock issued to Ms. Casillas as compensation for her services due to her failure to perform and act as an effective Secretary.

On June 6, 2013, the Board of Directors unanimously appointed Mr. Matthew Lane as Secretary of the Company, effectively filling the vacancy left by his predecessor.

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

Employees

We are a development stage company and as of June 30, 2013 have only two part-time employees, Ryan Faught, who is our President and sole Director, and Matthew Lane, who is our Secretary and Treasurer. As of June 30, 2013 they devoted approximately 15-20 hours a week to Creative App Solutions.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2013 the Company had an accumulated deficit of $157,582. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2013

In the three months ended June 30, 2013, we did not generate any revenues.

Operating expenses during the three months ended June 30, 2013 were $45,900, $45,148 of which was professional fees associated with legal and accounting expenses and the remaining $752 was related to general and administrative costs. In comparison, operating expenses from inception (July 10, 2012) to December 31, 2012 were $43,660, of which $42,976 was in professional fees and the remaining $684 was related to general and administrative costs. The increase in professional fees is due to increased legal and accounting work.

Results of Operations for the Six Months Ended June 30, 2013

In the six months ended June 30, 2013, we did not generate any revenues.

Operating expenses during the six months ended June 30, 2013 were $110,529, $109,096 of which was professional fees associated with legal and accounting expenses and the remaining $1,433 was related to general and administrative costs. In comparison, operating expenses from inception (July 10, 2012) to June 31, 2013 were $154,189 of which $152,072 was in professional fees and the remaining $2,117 was related to general and administrative costs. The increase in professional fees is due to increased legal and accounting work.

Liquidity and Capital Resources

As of June 30, 2013, we had $2,959 in cash. Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt sales from our mobile apps. In addition we have secured a line of credit with E. Venture Resources, Inc., for up to $200,000. As of June 30, 2013, we have utilized $92,200 of the $200,000. The terms of the line of credit provide for an interest rate of 6% per annum with all accrued balances due and payable on July 16, 2015. Additionally, Ryan Faught loaned $10,000 to the Company. The loan from Mr. Faught bears interest at 6% per annum and is due on July 13, 2015. In the future we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

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

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2013 compared to December 31, 2012.

			Increase / (Decrease)
	June 30, 2013	December 31, 2012	$	%

Current Assets	$2,959	$6,140	$(3,181)	(51.8)%

Current Liabilities	$449	$300	$149	(49.66)%

Working Capital (deficit)	$2,510	$5,840	$(3,330)	(57.02)%

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

Operating activities

Net cash used in operating activities was $110,381 for the period ended June 30, 2013, as compared to $42,860 used in operating activities from inception (July 10, 2012) to December 31, 2012. The increase in net cash used in operating activities was primarily due to an increase in professional fees, as a result of increased legal work.

Investing activities

Net cash used in investing activities was $0 for the period ended June 30, 2013 as compared to $0 used in investing activities from inception (July 10, 2012) to December 31, 2012.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2013 was $107,200, as compared to $49,000 from inception (July 10, 2012) to December 31, 20123. The increase of net cash provided by financing activities was mainly attributable to capital provided through previously executed line of credit.

On July 12, 2012, the Company executed a promissory note with Ryan Faught. The unsecured loan is due upon on July 13, 2015 and bears interest at 6%. As of June 30, 2013, we have utilized $10,000 of the $10,000.

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

On June 6, 2013, in connection with the termination of Ms. Casillas, the Board of Directors approved the cancelation of 50,000 shares of common stock issued to Ms. Casillas as compensation for her services due to her failure to perform and act as an effective Secretary.

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

The amount of expenses incurred in connection with the issuance and distribution of the securities as of the date of this report was $50,000, of which $43,877 was professional fees, $4,300 was for loan repayment, and the remaining $1,823 was general and administrative.

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities from the time of our inception through the period ended June 30, 2013.

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

CREATIVE APP SOLUTIONS, INC.

Date: August 8, 2013	By:	/S/ Ryan Faught
Ryan Faught
President
(Principal Executive Officer and duly authorized signatory)