Form 10-Q
period 2013-09-30
CAPSTONE FINANCIAL GROUP, INC.
filed 2013-11-19
CIK 1558432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54905

CAPSTONE FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-0684479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 Michelson Dr., Suite 700, Irvine CA	92612
(Address of principal executive offices)	(Zip Code)

(866) 798-4478
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
Yes  ☐   No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 19, 2013 was 91,670,000 shares.

CAPSTONE FINANCIAL GROUP, INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

CAPSTONE FINANCIAL GROUP, INC.
(FORMERLY CREATIVE APP SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2013	2012
ASSETS

Current assets:
Cash	$45,566	$6,140
Total current assets	45,566	6,140

Line of credit receivable - related party	370,000	-
Accrued interest receivable - related party	264	-

Total assets	$415,830	$6,140

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$5,474	$300
Total current liabilities	5,474	300

Long term liabilities:
Accrued interest payable	-	501
Accrued interest payable - related party	358	283
Line of credit payable	-	35,000
Line of credit payable - related party	154,443	-
Notes payable - related party	-	10,000
Total long term liabilities	154,801	45,784

Total liabilities	160,275	46,084

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of September 30, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.001 par value, 2,000,000,000 shares
authorized, 91,670,000 and 80,200,000 shares issued and outstanding
as of September 30, 2013 and December 31, 2012, respectively	91,670	80,200
Additional paid in capital	271,032	(75,700)
Deficit accumulated during development stage	(107,147)	(44,444)
Total stockholders' equity (deficit)	255,555	(39,944)

Total liabilities and stockholders' equity (deficit)	$415,830	$6,140

See Accompanying Notes to Financial Statements.

(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	For the	For the	Inception	Inception
	three months	nine months	(July 10, 2012)	(July 10, 2012)
	ended	ended	ended	to
	September 30,	September 30,	September 30,	September 30,
	2013	2013	2012	2013

Revenue	$121,627	$121,627	$-	$121,627

Operating expenses:
General and administrative	12,689	14,122	597	14,806
Professional fees	52,636	161,732	10,800	204,708
Professional fee - related party	5,000	5,000	-	5,000
Total operating expenses	70,325	180,854	11,397	224,514

Other income (expense):
Interest income - related party	264	264	-	264
Interest expense	(652)	(2,963)	-	(3,464)
Interest expense - related party	(479)	(777)	(132)	(1,060)
Total other expense	(867)	(3,476)	(132)	(4,260)

Net loss	$50,435	$(62,703)	$(11,529)	$(107,147)

Weighted average number of comm
shares outstanding - basic	90,311,848	88,223,040	80,180,488

Net loss per share - basic	$0.00	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.
(FORMERLY CREATIVE APP SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the	Inception	Inception
	nine months	(July 10, 2012)	(July 10, 2012)
	ended	ended	to
	September 30,	September 30,	September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(62,703)	$(11,529)	$(107,147)
Adjustments to reconcile net income
to net cash used in operating activities:
Stock issued for services	-	500	500
Changes in operating assets and liabilities:
(Increase) in accrued interest receivable - related party	(264)	-	(264)
Increase in accounts payable	5,174	300	5,474
(Decrease) in accrued interest payable	(501)	-	-
Increase in accrued interest payable - related party	777	132	1,060

Net cash used in operating activities	(57,517)	(10,597)	(100,377)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for line of credit receivable - related party	(370,000)	-	(370,000)

Net cash used in investing activities	(370,000)	-	(370,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit payable	61,500	-	96,500
Repayments on line of credit payable	(96,500)	-	(96,500)
Proceeds from line of credit - related party	154,443	-	154,443
Proceeds from notes payable - related party	3,500	10,000	13,500
Proceeds from sale of common stock, net of offering costs	344,000	4,000	348,000

Net cash provided by financing activities	466,943	14,000	515,943

NET CHANGE IN CASH	39,426	3,403	45,566

CASH AT BEGINNING OF PERIOD	6,140	-	-

CASH AT END OF PERIOD	$45,566	$3,403	$45,566

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Stock issued for services	$-	$-	$500
Forgiveness of debt - related party	$14,202	$-	$14,202

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.
(FORMERLY CREATIVE APP SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

Organization
The Company was incorporated on July 10, 2012 (Date of Inception) under the laws of the State of Nevada, as Creative App Solutions, Inc.  On August 23, 2013, the Company amended its articles of incorporation and changed their name to Capstone Financial Group, Inc.

The Company has not commenced significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company.

Nature of operations
The Company will design and sell mobile application for the Apple and Android platforms.  During the three months ended September 30, 2013 the Company changed its business plan and plans to offer financial services and consulting to businesses and they rely heavily on an officer, director and shareholder who hold the proper licenses in order to conduct business.

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

The Company will record revenue when it is realizable and earned and the services have been rendered to the customers.  During the three months ended September 30, 2013, the Company recorded $121,627 in revenue related to financial services consulting and commissions that were assigned by an officer, director and shareholder of the Company.  The assignment was necessary since the officer, director and shareholder holds the proper licenses in order to conduct business.

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses from Inception (July 10, 2012) to September 30, 2013.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

CAPSTONE FINANCIAL GROUP, INC.
(FORMERLY CREATIVE APP SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As of September 30, 2013, there were no dilutive common shares outstanding.

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

Concentration of revenue
During the three months ended September 30, 2013, there was $121,627 in revenue generated from one customer.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through November 2013 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (July 10, 2012) through the period ended September 30, 2013 of ($107,147). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

CAPSTONE FINANCIAL GROUP, INC.
(FORMERLY CREATIVE APP SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – LINE OF CREDIT RECEIVABLE – RELATED PARTY

On September 13, 2013, the Company executed a revolving credit line receivable with an entity owned and controlled by an officer, director and shareholder for up to $500,000.  The unsecured line of credit bears interest at 2% per annum with principal and interest due on September 13, 2015.  As of September 30, 2013, an amount of $370,000 was loaned to the related party with a remaining balance of $130,000 available.  As of September 30, 2013, the balance of accrued interest was $264.

Interest expense for line of credit receivable – related party for the three months ended September 30, 2013 was $264.  Interest expense for line of credit receivable – related party for the nine months ended September 30, 2013 was $264.

NOTE 4 – LINE OF CREDIT PAYABLE

On July 15, 2012, the Company executed a revolving credit line with third party for up to $200,000.  The unsecured line of credit bears interest at 6% per annum with principal and interest due on July 16, 2015.  As of September 30, 2013, an amount of $0 has been used for general corporate purposes with a remaining balance of $200,000 available.  During the three months ended September 30, 2013, the Company repaid the entire balance of principal of $92,200 and accrued interest of $3,463.  This line of credit is no longer available to the Company as of September 30, 2013.  As of September 30, 2013, the balance of accrued interest was $0.

Interest expense for line of credit payable for the three months ended September 30, 2013 was $652.  Interest expense for line of credit payable for the nine months ended September 30, 2013 was $2,963.

NOTE 5 – LINE OF CREDIT PAYABLE – RELATED PARTY

On August 8, 2013, the Company executed a revolving credit line with an entity owned and controlled by an officer, director and shareholder for up to $500,000.  The unsecured line of credit bears interest at 2% per annum with principal and interest due on August 8, 2015.  As of September 30, 2013, an amount of $154,443 has been used for general corporate purposes with a remaining balance of $345,557 available.  As of September 30, 2013, the balance of accrued interest was $358.

Interest expense for the line of credit payable for the three months ended September 30, 2013 was $358.  Interest expense for the line of credit payable for the nine months ended September 30, 2013 was $358.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

On July 12, 2012, the Company executed a promissory note with a related party for $10,000.  The unsecured loan bears interest at 6% per annum with principal and interest due on July 13, 2015.  During the three months ended September 30, 2013, related party loaned an additional $3,500 to the Company with the same terms as the previous promissory note for $10,000.  During the three months ended September 30, 2013, the related party forgave the entire balance of principal of $13,500 and accrued interest of $702.  As of September 30, 2013, the balance of accrued interest was $0.

Interest expense – related party for notes payable – related party for the three months ended September 30, 2013 was $121.  Interest expense – related party for notes payable – related party for the nine months ended June 30, 2013 was $419.

CAPSTONE FINANCIAL GROUP, INC.
(FORMERLY CREATIVE APP SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 2,000,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

On September 6, 2013, the Company effected a 20-for-1 forward stock split of its $0.001 par value common stock and increased its authorized common stock to 2,000,000,000 shares.

All shares and per share amounts have been retroactively restated to reflect the split discussed above.

Common stock
On February 25, 2013, the Company issued a total of 10,000,000 shares of common stock for cash totaling $50,000.

On April 16, 2013, the Company issued 1,000,000 shares of common stock to a former officer of the Company for services to be rendered valued at $5,000.  On June 6, 2013, the Company cancelled 1,000,000 shares of common stock due to non-performance of services and the individual was terminated.

During September 2013, the Company issued 1,470,000 shares of common stock for cash of $294,000.

NOTE 8 – WARRANTS AND OPTIONS

As of September 30, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 9 – SUBSEQUENT EVENTS

During October 2013, the Company issued 2,255,000 shares of common stock for cash of $1,804,000.

During October 2013, the Company loaned a related party an additional $549,872 as part of the line of credit receivable – related party.  The Company amended the revolving credit line receivable to increase the credit limit to $2,000,000 and rest of the terms remains the same.

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

Throughout this Quarterly Report references to “we”, “our”, “us”, “Capstone”, “the Company”, and similar terms refer to Capstone Financial Group, Inc.

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov or on our website at www.capstonefinancialgroupinc.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Capstone Financial Group, Inc., 2600 Michelson Dr., Suite 700, Irvine, CA 92612.

OVERVIEW AND OUTLOOK

General Business Development

Capstone Financial Group, Inc. (the “Company”) is a development stage company which was incorporated in the State of Nevada in July of 2012 as Creative App Solutions, Inc. We were formed to design and sell mobile apps for smart phones and other mobile platforms such as tablets.

In an effort to substantiate stockholder value, we re-assessed our business plan, and have aggressively been seeking out other business opportunities. We have been in preliminary discussions with a private company interested in a potential merger. As of the date of this filing, there have been no definitive agreements reached with this company. If and when we enter into a definitive agreement with any company, we will file a current report on Form 8-K.

On August 26, 2013, we changed our name from Creative App Solutions, Inc. to Capstone Financial Group, Inc. The amendment occurred as a result of our stockholders approving the amendment at the 2013 Annual Meeting of Stockholders and a subsequent vote by the Board of Directors. The Certificate of Amendment is filed as exhibit 3(i)(a) to the Form 8-K filed on August 29, 2013.

On September 6, 2013, we effectuated a 20 to 1 forward split of the Company’s issued and unissued common stock as of September 23, 2013, the record date. Immediately after the forward split, the number of shares issued and outstanding increased to 90,200,000. The number of authorized shares increased from 100,000,000 to 2,000,000,000 common shares. The Certificate of Change is filed as exhibit 3(i)(c) to the Form 8-K filed on September 12, 2013.

Recent Change in Management

On August 6, 2013, the Board of Directors (“Board”) appointed Darin Pastor to serve as a member of the Board.

On August 26, 2013, Ryan Faught submitted his letter of resignation from his position as President, CEO, Treasurer, and Director of the Company. The resignation was accepted by the Company on August 26, 2013.

On August 26, 2013, Matthew Lane submitted his letter of resignation from his position as Secretary of the Company. The resignation was accepted by the Company on August 26, 2013.

On August 26, 2013, in connection with resignations of Ryan Faught and Matthew Lane, the Board unanimously appointed Darin Pastor to serve as the Chief Executive Officer (“CEO”), Secretary, Treasurer, and Chairman of the Company.

On August 26, 2013, in connection with resignations of Ryan Faught and Matthew Lane, the Board unanimously appointed George Schneider to serve as the President, Chief Investment Officer (“CIO”), and a Director of the Company.

On September 25, 2013, the Board unanimously appointed Halford W. Johnson as Chief Financial Officer (“CFO”) of the Company.

Change of Control

On September 6, 2013, Darin Pastor acquired control of the Company pursuant to a Common Stock Purchase Agreement (the “Pastor Agreement”) entered into by Mr. Ryan Faught (the “Seller”) and Mr. Darin Pastor (the “Purchaser”), providing for the purchase by Mr. Pastor from the Seller of 3,548,200 shares of Common Stock, par value $.001 (the “Common Stock”), representing 78.7% of the issued and outstanding shares of the Company for a purchase price of $1,774.10.

Additionally, pursuant to a Common Stock Purchase Agreement, dated September 6, 2013 (the “Schneider Agreement”) entered into by Mr. Ryan Faught (the “Seller”) and Mr. George Schneider (the “Purchaser”), providing for the purchase by Mr. Schneider from the Seller of 451,800 shares of Common Stock, par value $.001 (the “Common Stock”), representing 10% of the issued and outstanding shares of the Company for a purchase price of $225.90.

Business Overview

Capstone Financial Group, Inc. (“Capstone” or the “Company”) provides an array of products and services to a diverse group of clients and customers, including corporations, governments, financial institutions and individuals. Capstone’s executive management team consists of leaders who have more than 100 collective years of experience in wealth management and investment banking, with a superior level understanding of clean technology and industrial growth, capital raising services concerning municipal government interests, and private placements and public offerings of corporate debt and corporate equity.

Capstone intends to develop divisions within the Company that will provide small and lower middle market businesses with opportunities for optimal financing, growth, mergers and acquisitions and increased market share. Some of the divisions may include an Investment Banking division, a Clean Technology and Industrial Growth Group. These added divisions will enable Capstone to better advise and assist current and potential corporate clients. As of the date of this filing, these divisions have not been created.

On August 26, 2013, we entered into an Assignment, Assumption and Consent Agreement with Darin Pastor, our chief executive officer, wherein Mr. Pastor assigned the rights and obligations of the Engagement Agreement dated July 29, 2013 with Instant BioScan, LLC, an Arizona limited liability company (“IBS”), in exchange for the Company assuming the obligations of performance under the terms and conditions of the Engagement Agreement. The term of the Engagement Agreement shall be for a period of 270 days from the date of July 29, 2013. Pursuant to the Engagement Agreement we will act in the capacity of an independent contractor, as a financial advisor, investment banker and capital markets agent, where appropriate, in connection with: 1) assisting IBS as it would concern: (a) the refinement of its business plan, (b) the selection, sizing and structure of certain capital market financing alternatives and the securities associated with such financing alternatives, (c) the pre-money estimated valuations of IBS associated with certain capital market financing, (d) the marketing strategy, accounting firm selection, legal counsel selection and investor communications associated with its contemplated project and/or corporate level capital funding, and: 2) the placement by IBS of certain short-term loans, short-term lines or letters of credit and/or other types of short-term credit facilities in the amount of up to approximately $1,350,000. During the three months ended September 30, 2013, we have recorded $121,627 in revenue related to financial services consulting and commissions pursuant to the assignment of the Engagement Agreement.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2013 the Company had an accumulated deficit of $107,147. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2013

In the three months ended September 30, 2013, we generated $121,627 in revenues.

Operating expenses during the three months ended September 30, 2013 were $70,325, $57,636 of which was professional fees associated with legal and accounting expenses and the remaining $12,689 was related to general and administrative costs. In comparison, operating expenses from inception (July 10, 2012) to September 30, 2012 were $11,397, of which $10,800 was in professional fees and the remaining $597 was related to general and administrative costs. The increase in professional fees is due to increased legal and accounting work.

Results of Operations for the Nine Months Ended September 30, 2013

In the nine months ended September 30, 2013, we generated $121,627 in revenues.

Operating expenses during the nine months ended September 30, 2013 were $180,854, $166,732 of which was professional fees associated with legal and accounting expenses and the remaining $14,122 was related to general and administrative costs. In comparison, operating expenses from inception (July 10, 2012) to September 30, 2012 were $11,397 of which $10,800 was in professional fees and the remaining $597 was related to general and administrative costs. The increase in professional fees is due to increased legal and accounting work.

Liquidity and Capital Resources

As of September 30, 2013, we had $ 45,566 in cash. Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations.

In addition, we have secured a line of credit with E. Venture Resources, Inc., for up to $200,000. As of September 30, 2013, we have utilized $92,200 of the $200,000. The terms of the line of credit provide for an interest rate of 6% per annum with all accrued balances due and payable on July 16, 2015. On August 13, 2013, this liability was paid off by the Company.  This line of credit is no longer available to the Company.

Additionally, Ryan Faught loaned $10,000 to the Company. During the three months ended September 30, 2013, Mr. Faught loaned an additional $3,500 to the Company with the same terms.  The loan from Mr. Faught bears interest at 6% per annum and is due on July 13, 2015. On August 26, 2013, Mr. Faught forgave $13,500 in debt with the Company plus accrued interest of $702.

On August 8, 2013, we executed a revolving credit grid note with a related party for up to $500,000. As of September 30, 2013, we have utilized $154,442.75 of the $500,000. The terms of the revolving credit grid note provide for an interest rate of 2% per annum with all accrued balances due and payable on August 8, 2013.

On September 13, 2013, we executed a revolving credit grid note receivable with a related party for up to $500,000. As of September 30, 2013, we have utilized $370,000 of the $500,000. The terms of the revolving credit grid note provide for an interest rate of 2% per annum with all accrued balances due and payable on September 13, 2015. On September 13, 2013, we amended the revolving credit grid note to increase the principal amount from $500,000 to $2,000,000. In October 16, 2013, we utilized an additional $549,872.

In the future we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

Even though we have begun to generate revenues, we can make no assurances and therefore we may incur operating losses in the next twelve months. Our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving business model, advancement of technology and the management of growth. To address these risks, we must, among other things, continue our development of relevant applications, stay abreast of mobile app trends, as well as implement and successfully execute our business and marketing strategy. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2013 compared to December 31, 2012.

			Increase / (Decrease)
	September 30, 2013	December 31, 2012	$	%

Current Assets	$45,566	$6,140	$39,426	642%

Current Liabilities	$5,474	$300	$5,174	1,725%

Working Capital (deficit)	$40,092	$5,840	$34,252	587%

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

Operating activities

Net cash used in operating activities was $57,517 for the period ended September 30, 2013, as compared to $10,597 used in operating activities from inception (July 10, 2012) to September 30, 2012. The increase in net cash used in operating activities was primarily due to an increase in professional fees, as a result of increased legal work.

Investing activities

Net cash used in investing activities was $370,000 for the period ended September 30, 2013 as compared to $0 used in investing activities from inception (July 10, 2012) to September 30, 2012.  The increase is related to the revolving line of credit receivable with a related party.

Financing activities

Net cash provided by financing activities for the period ended September 30, 2013 was $466,943, as compared to $14,000 from inception (July 10, 2012) to September 30, 2012. The increase of net cash provided by financing activities was mainly attributable to capital raised through the sale of common stock and capital provided through a newly executed revolving credit grid note.  There was a decrease due to the repayment of the revolving line of credit.

On July 12, 2012, the Company executed a promissory note with Ryan Faught. The unsecured loan is due upon on July 13, 2015 and bears interest at 6%. As of September 30, 2013, we have utilized $10,000 of the $10,000.  During the three months ended September 30, 2013, Mr. Faught loaned an additional $3,500 with the same terms.  On August 26, 2013, Mr. Faught forgave $13,500 in debt with the Company and accrued interest of $702.

On August 8, 2013, the Company executed a revolving credit grid note with a related party for up to $500,000. The unsecured line of credit bears interest at 2% per annum with principal and interest due on August 8, 2016. As of September 30, 2013, an amount of $154,442.75 has been used for general corporate purposes with a remaining balance of $345,557.25 available. As of September 30, 2013, the balance of accrued interest was $358.

On September 13, 2013, the Company executed a revolving credit grid note receivable with a related party for up to $500,000. The unsecured line of credit bears interest at 2% per annum with principal and interest due on September 13, 2015. As of September 30, 2013, an amount of $370,000 was loaned to the related party with a remaining balance of $130,000 available. As of September 30, 2013, the balance of accrued interest receivable was $264.  During October 2013, the Company amended the revolving grid note to increase the credit limit to $2,000,000 and loaned an additional $548,912 to a related party.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Darin Pastor, and our Chief Financial Officer, Halford W. Johnson, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation and assessment, Mr. Darin Pastor and Mr. Halford W. Johnson concluded that our disclosure controls and procedures are designed to operate at a reasonable assurance level which is effective in providing reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances pursuant to Subscription Agreements

In September  2013, we sold 1,470,000 shares of common stock to a total of six accredited investors for a total purchase price of $294,000, all of which was paid in cash. The 1,470,000 shares of common stock were issued on September 30, 2013.

We believe that the issuance and sale of the above securities were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), Regulation D and/or Regulation S. The securities were issued directly by us and did not involve a public offering or general solicitation. The recipients of the securities were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the securities, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Subsequent Issuances

During October 2013, we sold 2,255,000 shares of common stock to a total of 22 accredited investors for a total purchase price of $1,804,000, all of which was paid in cash. The 2,255,000 shares of common stock have not been issued.

We believe that the issuance and sale of the above securities were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), Regulation D and/or Regulation S. The securities were issued directly by us and did not involve a public offering or general solicitation. The recipients of the securities were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the securities, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

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

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities from the time of our inception through the period ended September 30, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Revolving Credit Grid Note Dated August 8, 2013

10.2	Revolving Credit Grid Note Dated September 13, 2013

10.3	Amendment No. 1 to Revolving Credit Grid Note dated September 13, 2013 - Dated October 7, 2013

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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

CAPSTONE FINANCIAL GROUP, INC.

Date: November 18, 2013	By:	/S/ Darin Pastor
Darin Pastor
CEO
(Principal Executive Officer and duly authorized signatory)