Form 10-K
period 2013-12-31
CAPSTONE FINANCIAL GROUP, INC.
filed 2014-04-15
CIK 1558432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54905

CAPSTONE FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-0684479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 Michelson Dr., Suite 700
Irvine, California 92612
(Address of principal executive offices) (Zip Code)

(866) 798-4478
(Registrant's telephone number, including area code)

Copies of Communications to:
Stoecklein Law Group, LLP
401 West A Street
Suite 1150
San Diego, CA 92101
(619) 704-1310 • Fax (619) 704-1325

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2013 (the last business day of the registrant's most recently completed second fiscal quarter) was $1,465,596.30 based on a share value of $0.10.

The number of shares of Common Stock, $0.001 par value, outstanding on April 15, 2014 was 93,514,237 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CAPSTONE FINANCIAL GROUP, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2013

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects.  These statements include, among other things, statements regarding:

•	our ability to diversify our operations;
•	inability to raise additional financing for working capital;
•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•	our ability to attract key personnel;
•	our ability to operate profitably;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	the inability of management to effectively implement our strategies and business plan;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures;
•	other risks and uncertainties detailed in this report;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, “Capstone,” “CAPP,” “the Company,” “we,” “our,” and similar terms include Capstone Financial Group, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I

ITEM 1.                      BUSINESS

General Business Development

Capstone Financial Group, Inc. is a development stage company which was incorporated in the State of Nevada in July of 2012 as Creative App Solutions, Inc. We were formed to design and sell mobile apps for smart phones and other mobile platforms such as tablets.

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

During the quarter ended September 30, 2013, we changed our business plan to offer financial services and consulting to businesses and we rely heavily on an officer and director of the Company who holds the proper licensing to conduct our business.

On August 26, 2013, we changed our name from Creative App Solutions, Inc. to Capstone Financial Group, Inc. The amendment occurred as a result of our stockholders approving the amendment at the 2013 Annual Meeting of Stockholders and a subsequent vote by the Board of Directors.

On August 26, 2013, we entered into an Assignment, Assumption and Consent Agreement with Darin Pastor, our chief executive officer, wherein Mr. Pastor assigned the rights and obligations of the Engagement Agreement dated July 29, 2013 with Instant BioScan, LLC, an Arizona limited liability company (“IBS”), in exchange for the Company assuming the obligations of performance under the terms and conditions of the Engagement Agreement. The term of the Engagement Agreement shall be for a period of 270 days from the date of July 29, 2013. Pursuant to the Engagement Agreement we will act in the capacity of an independent contractor, where appropriate, in connection with: 1) assisting IBS as it would concern: (a) the refinement of its business plan, (b) the selection, sizing and structure of certain capital market financing alternatives and the securities associated with such financing alternatives, (c) the pre-money estimated valuations of IBS associated with certain capital market financing, (d) the marketing strategy, accounting firm selection, legal counsel selection and investor communications associated with its contemplated project and/or corporate level capital funding, and: 2) the placement by IBS of certain short-term loans, short-term lines or letters of credit and/or other types of short-term credit facilities in the amount of up to approximately $1,350,000.

On September 6, 2013, we effectuated a 20 to 1 forward split of the Company’s issued and unissued common stock as of September 23, 2013, the record date. Immediately after the forward split, the number of shares issued and outstanding increased to 90,200,000. The number of authorized shares increased from 100,000,000 to 2,000,000,000 common shares.

On January 15, 2014, we completed the reverse triangular merger, pursuant to the Acquisition Agreement and Plan of Merger (“Merger”), by and among Capstone Sub Co. (“Sub Co”), a Nevada corporation and wholly owned subsidiary of the Company, and Capstone Affluent Strategies, Inc. (“Affluent”), a California corporation, whereby Affluent became a wholly owned subsidiary of the Company. On January 15, 2014, the parties filed the Articles of Merger with the Nevada Secretary of State. A copy of the Articles of Merger is attached hereto as Exhibit 3(i)(d).

Pursuant to the conditions to closing of the Merger, the Company issued 1,000 shares of its restricted common stock in exchange for 100% of Affluent’s issued and outstanding common stock.

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

On September 25, 2013, the Board unanimously appointed Halford W. Johnson as Chief Financial Officer (“CFO”) of the Company.

Change of Control

On September 6, 2013, Darin Pastor acquired control of the Company pursuant to a Common Stock Purchase Agreement entered into by Mr. Ryan Faught (the “Seller”) and Mr. Darin Pastor (the “Purchaser”), providing for the purchase by Mr. Pastor from the Seller of 3,548,200 pre-split shares of Common Stock (70,964,000 post-split shares), par value $0.001 (the “Common Stock”), representing 78.7% of the issued and outstanding shares of the Company for a purchase price of $1,774.10.

Additionally, pursuant to a Common Stock Purchase Agreement, dated September 6, 2013 (the “Schneider Agreement”) entered into by Mr. Ryan Faught (the “Seller”) and Mr. George Schneider (the “Purchaser”), providing for the purchase by Mr. Schneider from the Seller of 451,800 pre-split shares of Common Stock (9,036,000 post-split shares), par value $0.001 (the “Common Stock”), representing 10% of the issued and outstanding shares of the Company for a purchase price of $225.90.

Business of Capstone Financial Group, Inc.

Capstone Financial Group, Inc. (“Capstone” or the “Company”) provides a full range of business and financial services to a diverse group of clients and customers, including corporations, governments, financial institutions and individuals. Capstone’s executive management team consists of leaders who have more than 100 collective years of experience in wealth management and investment banking, with a superior level of understanding of clean technology and industrial growth, capital raising services concerning municipal government interests, and private placements and public offerings of corporate debt and corporate equity.

We provide business and financial services in connection with assisting companies refine their business plan, the selection, sizing and structure of certain capital market financing alternatives and the securities associated with such financing alternatives, the marketing strategy, broker-dealer selection, accounting firm selection, legal counsel selection and investor communications associated with the contemplated project, and the placement of certain short-term loans, short-term lines or letters of credit and/or other types of short-term credit facilities.

We provide business and financial services to help companies strengthen and grow their businesses. Clients can contract for comprehensive service or select any combination of services to meet their needs and the growth stage of their enterprise.

Competition

Our primary competitors will be local and regional companies that provide similar comprehensive business and financial services. These companies may already have an established market in our industry. Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours.

Personnel

As of the date of this filing, we have 3 full-time employees.

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

ITEM 1A.                      RISK FACTORS

In the course of conducting our business operations, we are exposed to a variety of risks that are inherent to the business and financial services industry. The following discusses some of the key inherent risk factors that could affect our business and operations, as well as other risk factors which are particularly relevant to us. Other factors besides those discussed below or elsewhere in this report also could adversely affect our business and operations, and these risk factors should not be considered a complete list of potential risks that may affect us. As of the date of this filing our management is aware of the following material risks.

Risks Relating To Our Business and Marketplace

We are a start-up company with limited operating history.

We have conducted only very limited business and financial services and consulting activities to businesses. Accordingly, we have a limited operating history and our business strategy may not be successful. Our failure to implement a successful business strategy will materially adversely affect our business, financial condition and results of operations.

We may need additional capital in the future to finance our operations, which we may not be able to raise or it may only be available on terms unfavorable to us and or our stockholders. This may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity will be sufficient enough to fund our operations in the ordinary course of business through fiscal 2014. However, if we experience extraordinary expenses or other events beyond our control, we may need to raise additional funds to continue our operations.

Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited.

As a business and financial service company, our success depends, in part, on our ability to adapt our products and services to evolving industry standards.

Our business model is based on a diversified mix of businesses that provides a wide range of business and financial products and services, delivered through multiple distribution channels. Which means our success depends, in part, on our ability to adapt our products and services to evolving industry standards. There is increasing pressure by competition to provide products and services at lower prices. This can reduce our revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, including Internet services, could require us to incur substantial expenditures to modify or adapt our existing products and services. We might not be successful in developing and introducing new products and services, responding or adapting to changes in consumer spending and saving habits, achieving market acceptance of our products and services, or developing and maintaining loyal customers.

We may not be able to retain our key personnel or hire the personnel we need to sustain and grow our business.

We face intense competition for qualified employees from businesses in the financial services industry.  Our performance is highly dependent upon our ability to attract, retain, and motivate highly skilled, talented employees.  Given our relatively small size compared to some of our competitors, the performance of our business may be more adversely affected than our competitors would be if we lose well-performing employees and are unable to attract new ones.

Changes in accounting standards, especially those that relate to management estimates and assumptions, are unpredictable and may materially impact how we report and record our financial condition.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, banking regulators and our outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

Our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.

Additionally, our auditor’s report reflects that the ability of Capstone Financial Group, Inc. to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment. You should not invest in this offering unless you can afford to lose your entire investment.

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

Risks Relating To Our Common Stock

Our common stock currently has low trading volume and any sale of a significant number of shares is likely to depress the trading price.

Our common stock is quoted on the OTCQB. Traditionally, the trading volume of the common stock has been limited. Because of this limited trading volume, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. Because of the limited number of shares being traded, the price per share is subject to volatility and may continue to be subject to rapid price swings in the future.

If the trading price of our common stock remains below $5.00 per share it will be deemed a low-priced “Penny” stock and an investment in our common stock should be considered high risk and subject to marketability restrictions.

If our common stock remains a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation authorizes the Board of Directors to issue up to 2,000,000,000 shares of common stock and 10,000,000 shares of preferred stock.  The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to shareholder approval.  Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting one’s investment.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

If we fail to remain current on our reporting requirements with the SEC, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  As of the date of this filing, we have no late filings reported by FINRA.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We have a limited number of personnel that are required to perform various roles and duties. These individuals developed our internal control procedures and are responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Concentrated Ownership.  An excess of a majority of our outstanding voting securities are held by two individuals and they can elect all directors who in turn elect all officers, without the votes of any other stockholders.

Our Chief Executive Officer and our President, collectively own 84% of our outstanding voting securities and, accordingly, have effective control of us and may have effective control of us for the near and long term future.  Votes of other stockholders can have little effect when we are managed by our Board of Directors and operated through our officers, all of whom can be elected by these two individuals.

We do not expect to pay dividends in the near future.

We do not expect to declare or pay any dividends on our common stock in the foreseeable future. The declaration and payment in the future of any cash or stock dividends on the common stock will be at the discretion of our Board of Directors and will depend upon a variety of factors, including our ability to service our outstanding indebtedness, if any, and to pay dividends on securities ranking senior to the common stock, our future earnings, if any, capital requirements, financial condition and such other factors as our Board of Directors may consider to be relevant from time to time.  Our earnings, if any, are expected to be retained for use in expanding our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain an executive office at 2600 Michelson Dr., Suite 700, Irvine, CA 92612. As of December 31, 2013, we had no monthly rent, nor did we accrue any expense for monthly rent. The office space is currently provided at no cost from an officer and director of the Company.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is traded in the OTC Markets QB (OTCQB), under the symbol “CAPP”.  We have been eligible to participate in the OTCQB since April 8, 2013 and from that time until the third quarter of 2013 our common stock was traded on a very sporadic basis.  The following table lists the available quotations for the average high and low prices for each quarter within the last fiscal year ending December 31, 2013.

The following table sets forth, the average high and low prices for our common stock as reported by Yahoo Finance. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	Period Ending December 31, 2013
	PRICES
	High	Low
1st Quarter	$0	$0
2nd Quarter	$0	$0
3rd Quarter	$1.55	$0.08
4th Quarter	$6.43	$3.57

Holders of Common Stock

As of April 14, 2014, we had approximately 60 stockholders of record of the 93,514,237 shares outstanding.  The closing bid stock price on April 14, 2014 was $4.00.

Dividends

Any decisions regarding dividends will be made by our board of directors.  We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.  Our board of directors has complete discretion on whether to pay dividends.  Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Recent Sales of Unregistered Securities

Stock Issuances pursuant to Subscription Agreements

During the fourth quarter ended December 31, 2013, we sold 1,355,000 shares of common stock to a total of 20 accredited investors for a total purchase price of $1,084,000, all of which was paid in cash.

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

Subsequent Stock Issuances pursuant to Subscription Agreements

During the first quarter ended March 31, 2014, we sold 517,649 shares of common stock to a total of 12 accredited investors for a total purchase price of $440,001, all of which was paid in cash.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2013.

ITEM 6.                      SELECTED FINANCIAL DATA

This item is not applicable, as we are considered a smaller reporting company.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

Our Operations

Capstone Financial Group, Inc. provides business and financial services to help companies strengthen and grow their businesses.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of December 31, 2013 the Company had an accumulated deficit of $143,575. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

RESULTS OF OPERATIONS

Revenue.  During the years ended December 31, 2013 and 2012, we generated $164,593 and $0 in revenues, respectively.

General and Administrative. General and administrative expenses increased $24,498 to $25,182 for the fiscal year ended December 31, 2013 from $684 for the fiscal year ended December 31, 2012. The increase was as largely due to an increase of travel of $11,881, marketing expenses of $6,935 and licenses and permits of $2,050.

Professional Fees.  Professional fees increased $225,833, or 525%, to $268,809 in the fiscal year ended December 31, 2013 from $42,976 for the fiscal year ended December 31, 2012. The increase in professional fees was the result of an increase in legal and accounting fees associated with public company filings.

Professional Fees – Related Party.  Professional fees – related party increased $15,700, or 100%, to $15,700 in the fiscal year ended December 31, 2013 from $0 for the fiscal year ended December 31, 2012. The increase in professional fees – related party was the result of an increase in consulting fees for an officer, director and shareholder of the Company which was related to the shift in business operation with new management.

Interest Income – Related Party. Interest income – related party increased $6,542, or 100% to $6,542 in the fiscal year ended December 31, 2013 from $0 for the fiscal year ended December 31, 2012. The increase was the result of an increase in notes receivable with a related party of $1,472,136.

Interest Expense. Interest expense increased $2,462, or 491% to $2,963 in the fiscal year ended December 31, 2013 from $501 for the fiscal year ended December 31, 2012. The increase was the result of an increase in interest accruals from note payables.

Interest Expense – Related Party. Interest expense – related party increased $1,773, or 626% to $2,056 in the fiscal year ended December 31, 2013 from $283 for the fiscal year ended December 31, 2012. The increase was the result of an increase in related party notes payables with interest accruals.

Net Loss. In the fiscal year ended December 31, 2013, we generated a net loss of $143,575, an increase of $99,131, or 223%, from $44,444 for the period ended December 31, 2012. The increase was attributable to increased accounting and legal fees.

Liquidity and Capital Resources

As of December 31, 2013, we had $0 in cash and $10,364 in accounts receivables. Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations.

On August 8, 2013, we executed a revolving credit line with an entity owned and controlled by an officer, director and shareholder for up to $500,000.  The unsecured line of credit bears interest at 2% per annum with principal and interest due on August 8, 2015.  As of December 31, 2013, an amount of $320,240 has been used for general corporate purposes with a remaining balance of $179,760 available.  As of December 31, 2013, the balance of accrued interest was $1,637.

On September 13, 2013, we executed a revolving credit line receivable with an entity owned and controlled by an officer, director and shareholder for up to $500,000.  In October 2013, the amount was increased for up to $2,000,000. The unsecured line of credit bears interest at 2% per annum with principal and interest due on September 13, 2015.  As of December 31, 2013, an amount of $1,472,136 was loaned to the related party with a remaining balance of $527,864 available.  As of December 31, 2013, the balance of accrued interest was $6,542.

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

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed a majority of our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the periods indicated:

	Fiscal Year Ended December 31,
	2013	2012
Net cash used in operating activities	$(150,744)	$(42,860)
Net cash used in investing activities	$(1,572,136)	$-
Net cash provided by financing activities	$1,716,740	$49,000
Net increase/(decrease) in Cash	$(6,140)	$6,140
Cash, beginning of year	$6,140	$-
Cash, end of year	$-	$6,140

Operating activities

Net cash used in operating activities was $150,744 for the year ended December 31, 2013, as compared to $42,860 used in operating activities for the same period in 2012. The increase in net cash used in operating activities was primarily due to an increase in professional fees as a result of increased legal work.

Investing activities

Net cash used in investing activities was $1,572,136 for the period ended December 31, 2013, as compared to $0 used in investing activities for the same period in 2012. The increase is related to the revolving line of credit receivable with a related party.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2013 was $1,716,740, as compared to $49,000 for the same period of 2012. The increase of net cash provided by financing activities was mainly attributable to capital raised through the sale of common stock and capital provided through a revolving credit grid note.

As of December 31, 2013, we continue to use traditional and/or debt financing to provide the capital we need to run the business.

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

Off-Balance Sheet Arrangements

As of the date of this Current Report, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Operation Plan

We intend to develop divisions within the Company that will provide small and lower middle market businesses with opportunities for optimal financing, growth, mergers and acquisitions and increased market share. Some of the divisions may include an Investment Banking division, a Clean Technology and Industrial Growth Group. These added divisions will enable Capstone to better advise and assist current and potential corporate clients. As of the date of this filing, these divisions have not been created.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page 29 through 40 of this Form 10-K.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T)                                           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer, Mr. Darin Pastor, and our Principal Financial Officer, Mr. Halford Johnson, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on their evaluation, Mr. Pastor and Mr. Johnson concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

           Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934.  These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable.  There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls.  Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

Name	Age	Position	Term Commencing
Darin R. Pastor	42	Chief Executive Officer, Secretary, Treasurer & Director	August 26, 2013
George L. Schneider	59	President, Chief Investment Officer and Director	August 26, 2013
Halford W. Johnson	50	Chief Financial Officer	September 25, 2013

Darin Pastor, Age 42, CEO, Secretary, Treasurer, and Chairman - Director of Capstone Financial Group, Inc. since August 2013. Since September 2012, Mr. Pastor has been the Chief Executive Officer of Capstone Affluent Strategies, Inc., an exclusive independent wealth management firm in Irvine, California. As CEO, he is responsible for overseeing all aspects of the wealth management product, service and sales delivery in an expansion or start up region. From June 2011 to September 2012, Mr. Pastor was the Managing Director of Prudential Insurance Company of America where during that time he was named the #1 Managing Director in the nation. From August 2010 to June 2011, Mr. Pastor was the Territory Sales Manager for Colonial Life. From September 2006 to August 2010, Mr. Pastor was the Senior Vice President and the Senior Investment Manager for Chase Investment Services, where he was ranked as the top-selling Senior Investment Manager in the nation during his tenure at JPMorgan Chase & Co. At Chase, he and his team managed $2.6 billion in client assets. From 1996 to 2004, he was the owner of American Mortgage Affiliates where he opened several retail financial center locations throughout New York before selling the company. From 1989 to 1996, he was a Division Manager and owner of Pepsi-Cola Buffalo Bottling Corp. Pastor is a graduate of the University of Liverpool’s MBA program. He holds FINRA Series 6, 7, 24, 51, 63, and 66 registrations as well as life, health insurance and property and casualty insurance licenses. Mr. Pastor is currently a candidate to obtain his Master of Laws in International Banking and Finance and has been accepted to the Harvard Business School’s Advanced Marketing Program and will receive Alumni status upon the program’s completion.

George Schneider, Age 59, President, Chief Investment Officer and a Director - Director of Capstone Financial Group, Inc. since August 2013. Mr. Schneider is currently a Managing Member of Cove Partners, LLC, a specialty investment banking and financial advisory firm formed in 2007 that focuses on the alternative energy (to include renewable energy) and resource recovery related industry areas. Prior to Cove Partners, Mr. Schneider was a Managing Member at Red River Capital Partners, LLC, an investment banking and financial advisory firm with industry area specializations in the alternative energy, resource recovery, technology and telecommunications industry areas. Prior to Red River Capital Partners, from 2002 to 2005, Mr. Schneider served as Head of Investment Banking and Special Advisor to the Board of Directors for the Crown Financial Group, Inc., a publicly traded, U.S. based securities broker dealer and leading market maker in NASO and other over the counter securities.

Mr. Schneider's investment banking qualifications and experiences span the capital markets as it would concern capital raising and financial advisory services for corporate and certain municipal government interests, to include, debt and equity capital raises, merger, acquisition and divestiture transactions, valuation analyses, fairness opinions, tender and exchange offers and corporate and financial restructurings. Mr. Schneider's sales and trading qualifications and experiences include private placements and public offerings of equity, corporate debt, convertible securities, corporate structured finance securities as well as tax-exempt, tax-advantaged and taxable municipal debt securities. In addition to his investment banking and sales and trading experiences, Mr. Schneider has senior investment management qualification and experience, serving as a senior portfolio manager and Director of Bond Management for Prudential Insurance Company and a portfolio manager for General Reinsurance Corporation where his work concerned a wide range of securities, to include, corporate bonds, convertible securities, equity securities and municipal bonds.

Mr. Schneider received his undergraduate degree, a Bachelor of Science in Economics, with honors, with four majors: Finance, Economics, Organizational Management and Entrepreneurial Management, from the University of Pennsylvania's Wharton School of Business where he was a Clareth Fund recipient.

Halford W. Johnson, Age 50, Chief Financial Officer - Since October 2012, Mr. Johnson has been the CFO of Capstone Affluent Strategies, Inc., an exclusive independent wealth management firm in Irvine, California. On September 25, 2013, Mr. Johnson was appointed as the CFO of Capstone Financial Group, Inc. As CFO, Mr. Johnson's responsibilities include analysis of company sales, expenses and cash flow, creating and maintaining financial reports and oversight of compliance, administrative staff and payroll. Mr. Johnson has 28 years of experience in financial services, with emphasis on the areas of investment, business and estate planning, as well as compliance supervision.

Mr. Johnson does not have an employment agreement, but receives an annual salary of $90,000 as compensation in connection with his appointment as CFO of the Company. Additionally, Mr. Johnson recently received 119,497 shares of the Company’s restricted common stock as additional compensation.

Family Relationships

There are no family relationships among any of our officers or directors.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

During the year ended December 31, 2013, we have adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Corporate Governance

We currently do not have standing audit, nominating and compensation committees of the board of directors, or committees performing similar functions. Until formal committees are established, our entire board of directors, perform the same functions as an audit, nominating and compensation committee.

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

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value.  As a result of the size of the Company and only having two executive officers, the Board evaluates both performance and compensation on an informal basis.  Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of our peer companies.  To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company.  Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Summary Compensation

During the year ended December 31, 2013, our former officers did not receive any compensation for their roles associated as the Company’s officers.

No action took place in 2013 relative to Executive Compensation.

Director Compensation

As a result of having limited resources we did not have an established compensation package for our prior sole director during the year ended December 31, 2013.

No actions took place in 2013 relative to Executive Compensation.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on April 14, 2014, 2014 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 93,514,237 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after April 14, 2014 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Certain Beneficial Owners and Management
Title of Class	Name and address of Beneficial Owner(1)	Amount of Beneficial Ownership	Percent of Class
Common	Darin R. Pastor, CEO, Sec/Treas and Director	69,702,777	74.5%
Common	George L. Schneider, President and Director	9,036,000	9.6%
Common	Halford W. Johnson, Chief Financial Officer	119,497	0.1%
	All Beneficial Owners as a Group	78,858,274	84.3%
(1)
As used in this table, “beneficial ownership” means the sole or united power to vote, or to direct the voting of, a security, or the sole or united investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  Each Parties’ address is in care of the Company at 2600 Michelson Dr., Suite 700, Irvine CA 92612.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Transactions with Related Persons

On July 12, 2012, we executed a promissory note with a related party for $10,000.  The unsecured loan bears interest at 6% per annum with principal and interest due on July 13, 2015.  During the year ended December 31, 2013, related party loaned an additional $3,500 to the Company with the same terms as the previous promissory note for $10,000.  During the year ended December 31, 2013, the related party forgave the entire balance of principal of $13,500 and accrued interest of $702.  As of December 31, 2013, the balance of accrued interest was $0.

On August 8, 2013, we executed a revolving credit line with an entity owned and controlled by an officer, director and shareholder for up to $500,000.  The unsecured line of credit bears interest at 2% per annum with principal and interest due on August 8, 2015.  As of December 31, 2013, an amount of $320,240 has been used for general corporate purposes with a remaining balance of $179,760 available.  As of December 31, 2013, the balance of accrued interest was $1,637.

On September 13, 2013, we executed a revolving credit line receivable with an entity owned and controlled by an officer, director and shareholder for up to $500,000.  In October 2013, the amount was increased for up to $2,000,000. The unsecured line of credit bears interest at 2% per annum with principal and interest due on September 13, 2015.  As of December 31, 2013, an amount of $1,472,136 was loaned to the related party with a remaining balance of $527,864 available.  As of December 31, 2013, the balance of accrued interest was $6,542.

Our office space located at 2600 Michelson Dr., Suite 700, Irvine, CA 92612 is currently provided at no cost from an officer and director of the Company.

Promoters and Certain Control Persons

We did not have any promoters at any time since our inception in July 10, 2012.

On September 6, 2013, pursuant to a Stock Purchase Agreement, Mr. Ryan Faught sold and issued 3,548,200 pre-split shares of the Company’s common stock, $0.001 par value per share, to Mr. Darin Pastor, for an aggregate purchase price of $1,774.10.

Additionally, on September 6, 2013, pursuant to a Stock Purchase Agreement, Mr. Ryan Faught sold and issued 451,800 pre-split shares of the Company’s common stock, $0.001 par value per share, to Mr. George Schneider, for an aggregate purchase price of $225.90.

As a result of the Stock Purchase Agreements mentioned above, on September 6, 2013, Mr. Darin Pastor and Mr. George Schneider obtained control of the Company by acquiring direct beneficial control of 4,000,000 pre-split shares of common stock or 88.6%.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the Over the Counter Bulletin Board (“OTCBB”) does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

Audit and Non-Audit Fees

The following table sets forth the fees paid or accrued by us for the audit and other services provided by De Joya Griffith, LLC for the audit of our annual financial statements for the year ended December 31, 2012 and by Seale & Beers, CPAs for the audit of our annual financial statements for the year ended December 31, 2013:

	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012

Audit Fees(1)	$ 13,000	$ 4,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 13,000	$ 4,500

Audit Fees: This category represents fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

See table above.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the "Index to Financial Statements" on page 30 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act – CEO	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act – CFO	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act – CEO	X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act - CFO	X
101.INS**	XBRL Instance Document	X
101.SCG**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE FINANCIAL GROUP, INC.

By: /S/ Darin R. Pastor
Darin R. Pastor, President

Date: April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Darin R. Pastor	Chairman of the Board of Directors,	April 15, 2014
Darin R. Pastor	Chief Executive Officer (Principal Executive Officer)
and Principal Financial Officer

CAPSTONE FINANCIAL GROUP, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Capstone Financial Group, Inc.

We have audited the accompanying balance sheets of Capstone Financial Group, Inc. as of December 31, 2013 and the related statements of income, stockholders’ equity (deficit), and cash flows for the one year period ended December 31, 2013. Capstone Financial Group Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. . The balance sheet as of December 31, 2012, and the related statements of operations, changes in stockholders’ deficit and cash flows for the period ended December 31, 2012 were audited by other auditors whose report dated March 21, 2013 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capstone Financial Group, Inc. as of December 31, 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for the one year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 15, 2014

50 S. Jones Blvd,  Suite 201 - Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

CAPSTONE FINANCIAL GROUP, INC.
(FORMERLY CREATIVE APP SOLUTIONS, INC.)

BALANCE SHEETS
(audited)

	December 31,	December 31,
	2013	2012
ASSETS

Current assets:
Cash	$-	$6,140
Accounts receivable	10,364	-
Total current assets	10,364	6,140

Line of credit receivable - related party	1,472,136	-
Accrued interest receivable - related party	6,542	-
Deposits	100,000	-

Total assets	$1,589,042	$6,140

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$8,482	$300
Total current liabilities	8,482	300

Long term liabilities:
Accrued interest payable	-	501
Accrued interest payable - related party	1,637	283
Line of credit payable	-	35,000
Line of credit payable - related party	320,240	-
Notes payable - related party	-	10,000
Total long term liabilities	321,877	45,784

Total liabilities	330,359	46,084

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of December 31, 2013 and 2012, respectively	-	-
Common stock, $0.001 par value, 2,000,000,000 shares
authorized, 93,025,000 and 80,200,000 shares issued and outstanding
as of December 31, 2013 and 2012, respectively	93,025	80,200
Additional paid in capital	1,353,677	(75,700)
Deficit accumulated during development stage	(188,019)	(44,444)
Total stockholders' equity (deficit)	1,258,683	(39,944)

Total liabilities and stockholders' equity (deficit)	$1,589,042	$6,140

See accompanying notes to financial statements.

CAPSTONE FINANCIAL GROUP, INC.
(FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENTS OF OPERATIONS
(audited)

	For the	Inception
	year	(July 10, 2012)
	ended	to
	December 31,	December 31,
	2013	2012

Revenue	$164,593	$-

Operating expenses:
General and administrative	25,182	684
Professional fees	268,809	42,976
Professional fee - related party	15,700	-
Total operating expenses	309,691	43,660

Other income (expense):
Interest income - related party	6,542	-
Interest expense	(2,963)	(501)
Interest expense - related party	(2,056)	(283)
Total other expense	1,523	(784)

Net loss	$(143,575)	$(44,444)

Weighted average number of common
shares outstanding - basic	80,180,488	79,732,571

Net loss per share - basic	$(0.00)	$(0.00)

See accompanying notes to financial statements.

CAPSTONE FINANCIAL GROUP, INC. (FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(audited)

						Deficit
					Additional	Accumulated	Total
					Paid	During	Stockholders'
	Preferred Shares		Common Shares		In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Inception, (July 10, 2012)	-	$-	-	$-	$-	$-	$-

July 11, 2012
Issuance of common stock for cash	-	-	80,000,000	80,000	(76,000)	-	4,000.00

July 19, 2012
Issuance of common stock for services	-	-	200,000	200	300	-	500

Net loss	-	-	-	-	-	(44,444)	(44,444)

Balance, December 31, 2012	-	-	80,200,000	80,200	(75,700)	(44,444)	(39,944)

February 25, 2013
Issuance of common stock for cash	-	-	10,000,000	10,000	40,000	-	50,000

April 16, 2013
Issuance of common stock for services	-	-	1,000,000	1,000	4,000	-	5,000

June 6, 2013
Cancellation of common stock for services	-	-	(1,000,000)	(1,000)	(4,000)	-	(5,000)

August 26, 2013
Forgiveness of debt with related party	-	-	-	-	14,202	-	14,202

September 30, 2013
Issuance of common stock for cash	-	-	1,470,000	1,470	292,530	-	294,000

December 31, 2013
Issuance of common stock for cash	-	-	1,355,000	1,355	1,082,645	-	1,084,000

Net loss	-	-	-	-	-	(143,575)	(143,575)

Balance, December 31, 2013	-	$-	93,025,000	$93,025	$1,353,677	$(188,019)	$1,258,683

See accompanying notes to financial statements.

CAPSTONE FINANCIAL GROUP, INC.
(FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENTS OF CASH FLOWS
(audited)

	For the	Inception
	year	(July 10, 2012)
	ended	to
	December 31,	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(143,575)	$(44,444)
Adjustments to reconcile net income
to net cash used in operating activities:
Stock issued for services	-	500
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(10,364)	-
(Increase) in accrued interest receivable - related party	(6,542)	-
Increase in accounts payable	8,182	300
(Decrease) in accrued interest payable	(501)	501
Increase in accrued interest payable - related party	2,056	283

Net cash used in operating activities	(150,744)	(42,860)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for line of credit receivable - related party	(1,472,136)	-
Deposits	(100,000)	-

Net cash used in investing activities	(1,572,136)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit payable	381,740	35,000
Repayments on line of credit payable	(96,500)	-
Proceeds from notes payable - related party	3,500	10,000
Proceeds from sale of common stock, net of offering costs	1,428,000	4,000

Net cash provided by financing activities	1,716,740	49,000

NET CHANGE IN CASH	(6,140)	6,140

CASH AT BEGINNING OF PERIOD	6,140	-

CASH AT END OF PERIOD	$-	$6,140

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH FINANCING ACTIVITIES:
Stock issued for services	$-	$500
Forgiveness of debt - related party	$14,202	$-

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

During the period of inception (July 10, 2012) through December 31, 2012, the Company had not commenced significant operations and, in accordance with ASC Topic 915, the Company was considered a development stage company. During the year ended December 31, 2013, the Company exited the development stage.

Nature of operations
The Company will design and sell mobile application for the Apple and Android platforms.  During the year ended December 31, 2013 the Company changed its business plan and plans to offer financial services and consulting to businesses and they rely heavily on an officer, director and shareholder who hold the proper licenses in order to conduct business.

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

The Company will record revenue when it is realizable and earned and the services have been rendered to the customers.  During the year ended December 31, 2013, the Company recorded $154,229 in revenue related to financial services consulting and commissions that were assigned by an officer, director and shareholder of the Company.  The assignment was necessary since the officer, director and shareholder holds the proper licenses in order to conduct business.

Advertising costs
Advertising costs are anticipated to be expensed as incurred; however there were $6,935 and $0 advertising and marketing costs included in general and administrative expenses for the year ended December 31, 2013 and from Inception (July 10, 2012) to December 31, 2012.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

CAPSTONE FINANCIAL GROUP, INC.
(FORMERLY CREATIVE APP SOLUTIONS, INC.)

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

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As of December 31, 2013, there were no dilutive common shares outstanding.

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

CAPSTONE FINANCIAL GROUP, INC.
(FORMERLY CREATIVE APP SOLUTIONS, INC.)

NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of revenue
During the year ended December 31, 2013, there was $164,593 in revenue generated from two customers.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2013 and 2012, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2013 and 2012, no income tax expense has been incurred.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through April 2014 and believes that none of them will have a material effect on the company’s financial statements.

CAPSTONE FINANCIAL GROUP, INC.
(FORMERLY CREATIVE APP SOLUTIONS, INC.)

NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (July 10, 2012) through the period ended December 31, 2013 of ($188,019). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – LINE OF CREDIT RECEIVABLE – RELATED PARTY

On September 13, 2013, the Company executed a revolving credit line receivable with an entity owned and controlled by an officer, director and shareholder for up to $500,000.  In October 2013, the amount was increased for up to $2,000,000.  The unsecured line of credit bears interest at 2% per annum with principal and interest due on September 13, 2015.  As of December 31, 2013, an amount of $1,472,136 was loaned to the related party with a remaining balance of $527,864 available.  As of December 31, 2013, the balance of accrued interest was $6,542.

Interest expense for line of credit receivable – related party for the year ended December 31, 2013 was $6,542.

NOTE 4 – LINE OF CREDIT PAYABLE

On July 15, 2012, the Company executed a revolving credit line with third party for up to $200,000.  The unsecured line of credit bears interest at 6% per annum with principal and interest due on July 16, 2015.  During the year ended December 31, 2013, the Company repaid the entire balance of principal of $92,200 and accrued interest of $3,463.  During the year ended December 31, 2013, the parties mutually agreed to terminate the revolving line of credit.  As of December 31, 2013 and 2012, the balance was $0 and $35,000, respectively.  As of December 31, 2013, the balance of accrued interest was $0.

Interest expense for line of credit payable for the year ended December 31, 2013 and for the period from inception (July 10, 2012) through December 31, 2012 was $2,963 and $501, respectively.

NOTE 5 – LINE OF CREDIT PAYABLE – RELATED PARTY

On August 8, 2013, the Company executed a revolving credit line with an entity owned and controlled by an officer, director and shareholder for up to $500,000.  The unsecured line of credit bears interest at 2% per annum with principal and interest due on August 8, 2015.  As of December 31, 2013, an amount of $320,240 has been used for general corporate purposes with a remaining balance of $179,760 available.  As of December 31, 2013, the balance of accrued interest was $1,637.

Interest expense for the line of credit payable for the year ended December 31, 2013 was $1,637.

CAPSTONE FINANCIAL GROUP, INC.
(FORMERLY CREATIVE APP SOLUTIONS, INC.)

NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 6 – NOTES PAYABLE – RELATED PARTY

On July 12, 2012, the Company executed a promissory note with a related party for $10,000.  The unsecured loan bears interest at 6% per annum with principal and interest due on July 13, 2015.  During the year ended December 31, 2013, related party loaned an additional $3,500 to the Company with the same terms as the previous promissory note for $10,000.  During the year ended December 31, 2013, the related party forgave the entire balance of principal of $13,500 and accrued interest of $702.  As of December 31, 2013, the balance of accrued interest was $0.

Interest expense – related party for notes payable – related party for the year ended December 31, 2013 and for the period from inception (July 10, 2012) through December 31, 2012 was $419 and $283, respectively.

NOTE 7 – INCOME TAXES

At December 31, 2013 and 2012, the Company had a federal operating loss carryforward of $187,519 and $43,944, respectively, which begins to expire in 2032.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
Net operating loss carryforward	$65,632	$15,380
Total deferred tax assets	65,632	15,380
Less: Valuation allowance	(65,632)	(15,380)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $65,632 and $15,380, respectively, which will begin to expire in 2032.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2013 and 2012 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2013 and 2012:

	2013	2012
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 2,000,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

On September 6, 2013, the Company effected a 20-for-1 forward stock split of its $0.001 par value common stock and increased its authorized common stock to 2,000,000,000 shares.

CAPSTONE FINANCIAL GROUP, INC.
(FORMERLY CREATIVE APP SOLUTIONS, INC.)

NOTES TO FINANCIAL STATEMENTS
(AUDITED)

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

On August 26, 2013, a former officer, director and shareholder agreed to forgive debt totaling $14,202 which consisted of $13,500 in principal and $702 in accrued interest payable.

During September 2013, the Company issued 1,470,000 shares of common stock for cash of $294,000.

During December 2013, the Company issued 1,355,000 shares of common stock for cash of $1,084,000.

NOTE 9 – WARRANTS AND OPTIONS

As of December 31, 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 10 – SUBSEQUENT EVENTS

During the three months ended March 31, 2014, the Company issued 517,649 shares of common stock for cash of $440,001.

On January 15, 2014, the Company completed the reverse triangular merger, pursuant to the Acquisition Agreement and Plan of Merger (“Merger”), by and among Capstone Sub Co. (“Sub Co”), a Nevada corporation and wholly owned subsidiary of the Company, and Capstone Affluent Strategies, Inc. (“Affluent”), a California corporation, whereby Affluent became a wholly owned subsidiary of the Company. On January 15, 2014, the parties filed the Articles of Merger with the Nevada Secretary of State. A copy of the Articles of Merger is attached hereto as Exhibit 3(i)(d).

Pursuant to the conditions to closing of the Merger, the Company issued 1,000 shares of its restricted common stock in exchange for 100% of Affluent’s issued and outstanding common stock.