Form 10-Q
period 2014-03-31
CAPSTONE FINANCIAL GROUP, INC.
filed 2014-05-20
CIK 1558432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes  ☐   No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 19, 2014 was 93,926,237 shares.

CAPSTONE FINANCIAL GROUP, INC.
QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

CAPSTONE FINANCIAL GROUP, INC.
(FORMERLY CREATIVE APP SOLUTIONS, INC.)
BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2014	2013
ASSETS

Current assets:
Cash	$26,304	$-
Accounts receivable	44,067	10,364
Prepaid expenses	850	-
Total current assets	71,221	10,364

Marketable securities	2,935
Line of credit receivable - related party	1,902,670	1,472,136
Accrued interest receivable - related party	15,437	6,542
Deposits	55,000	100,000

Total assets	$2,047,263	$1,589,042

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$8,291	$8,482
Total current liabilities	8,291	8,482

Long term liabilities:
Accrued interest payable - related party	3,248	1,637
Line of credit payable - related party	339,001	320,240
Total long term liabilities	342,249	321,877

Total liabilities	350,540	330,359

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of March 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value, 2,000,000,000 shares
authorized, 93,514,237 and 93,025,000 shares issued and outstanding
as of March 31, 2014 and December 31, 2013, respectively	93,514	93,025
Additional paid in capital	1,769,038	1,353,677
Stock subscription payable	50,500
Retained earnings	(216,329)	(188,019)
Total stockholders' equity	1,696,723	1,258,683

Total liabilities and stockholders' equity	$2,047,263	$1,589,042

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.
(FORMERLY CREATIVE APP SOLUTIONS, INC.)
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	March 31,
	2014	2013

Revenue	$33,703	$-

Operating expenses:
General and administrative	114	681
Professional fees	69,184	63,948
Professional fee - related party	-	-
Total operating expenses	69,298	64,629

Other income (expense):
Interest income - related party	8,895	-
Interest expense	-	(978)
Interest expense - related party	(1,610)	(148)
Total other expense	7,285	(1,126)

Net loss	$(28,310)	$(65,755)

Weighted average number of common
shares outstanding - basic	93,091,947	84,088,889

Net loss per share - basic	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.
(FORMERLY CREATIVE APP SOLUTIONS, INC.)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,310)	$(65,755)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(33,703)	-
(Increase) in prepaid expense	(850)	-
(Increase) in accrued interest receivable - related party	(8,895)	-
Increase in accounts payable	(191)	4,203
(Decrease) in accrued interest payable	-	977
Increase in accrued interest payable - related party	1,611	148

Net cash used in operating activities	(70,338)	(60,427)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for line of credit receivable - related party	(430,534)	-
Purchase of marketable securities	(2,935)	-
Deposits	45,000	-

Net cash used in investing activities	(388,469)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit payable	18,761	35,000
Repayments on line of credit payable	-	(4,300)
Proceeds from sale of common stock, net of offering costs	415,850	50,000
Proceeds for stock subscription payable	50,500	-

Net cash provided by financing activities	485,111	80,700

NET CHANGE IN CASH	26,304	20,273

CASH AT BEGINNING OF PERIOD	-	6,140

CASH AT END OF PERIOD	$26,304	$26,413

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The Company will record revenue when it is realizable and earned and the services have been rendered to the customers.  During the three months ended March 31, 2014, the Company recorded $33,703 in revenue related to financial services consulting and commissions that were assigned by an officer, director and shareholder of the Company.  The assignment was necessary since the officer, director and shareholder holds the proper licenses in order to conduct business.

Advertising costs
Advertising costs are anticipated to be expensed as incurred; however there were $0 and $0 advertising and marketing costs included in general and administrative expenses for the three monthsended March 31, 2014 and 2013, respectively.

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

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As of March 31, 2014, there were no dilutive common shares outstanding.

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
(FORMERLY CREATIVE APP SOLUTIONS, INC.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of revenue
During the three months ended March 31, 2014, there was $33,703 in revenue generated from one customer.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of March 31, 2014 and 2013, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of March31, 2014 and 2013, no income tax expense has been incurred.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through May 2014 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (July 10, 2012) through the period ended March 31, 2014 of ($216,329). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

CAPSTONE FINANCIAL GROUP, INC.
(FORMERLY CREATIVE APP SOLUTIONS, INC.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – GOING CONCERN (CONTINUED)

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

NOTE 3 – LINE OF CREDIT RECEIVABLE – RELATED PARTY

On September 13, 2013, the Company executed a revolving credit line receivable with an entity owned and controlled by an officer, director and shareholder for up to $500,000.  In October 2013, the amount was increased for up to $2,000,000.  The unsecured line of credit bears interest at 2% per annum with principal and interest due on September 13, 2015.  As of March 31, 2014, an amount of $1,902,670 was loaned to the related party with a remaining balance of $97,330 available.  As of March 31, 2014, the balance of accrued interest was $15,437.

Interest expense for line of credit receivable – related party for the three months ended March 31, 2014 was $8,895.

NOTE 4 – LINE OF CREDIT PAYABLE – RELATED PARTY

On August 8, 2013, the Company executed a revolving credit line with an entity owned and controlled by an officer, director and shareholder for up to $500,000.  The unsecured line of credit bears interest at 2% per annum with principal and interest due on August 8, 2015.  As of March 31, 2014, an amount of $339,001 has been used for general corporate purposes with a remaining balance of $160,999 available.  As of March 31, 2014, the balance of accrued interest was $3,248.

Interest expense for the line of credit payable for the three months ended March 31, 2014 was $1,610.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 2,000,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

Common stock

During January 2014, the Company issued 1,000 shares of its restricted common stock in exchange for 100% of Capstone Affluent Strategies, Inc. (“Affluent”).

During February 2014, the Company issued 488,237 shares of common stock for cash of $415,000.

During March 2014, the Company recorded a stock payable totaling $50,500.  As of May 8, 2014, a total of 59,412 shares were issued in relation to the stock payable.

NOTE 6 – WARRANTS AND OPTIONS

As of March 31, 2014, there were no warrants or options outstanding to acquire any additional shares of common stock.

CAPSTONE FINANCIAL GROUP, INC.
(FORMERLY CREATIVE APP SOLUTIONS, INC.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – SUBSEQUENT EVENTS

During May 2014, the Company issued 352,588 shares of common stock for cash of $299,700.

On January 15, 2014, the Company completed the reverse triangular merger, pursuant to the Acquisition Agreement and Plan of Merger (“Merger”), by and among Capstone Sub Co. (“Sub Co”), a Nevada corporation and wholly owned subsidiary of the Company, and Capstone Affluent Strategies, Inc. (“Affluent”), a California corporation, whereby Affluent became a wholly owned subsidiary of the Company. On May 14, 2014, the parties decided to rescind the Merger.  The Board of Directors has authorized the Company to execute a Rescission of Acquisition Agreement and Plan of Merger.  The Board of Directors has also authorized the cancellation of 1,000 shares issued in exchange for 100% of Affluent’s issued and outstanding common stock.  As of the date of this report, the shares have not been cancelled.

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

On May 14, 2014, we executed a Rescission of Acquisition Agreement and Plan of Merger (the “Rescission Agreement”) effectively unwinding the Affluent transaction. The motivation being Affluent’s inability to produce audited financial statements as required per the Merger Agreement.  The Board of Directors has also authorized the cancellation of 1,000 shares issued in exchange for 100% of Affluent’s issued and outstanding common stock.  As of the date of this report, the shares have not been cancelled.

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

RESULTS OF OPERATIONS

Revenue.  Total revenue for the three months ended March 31, 2014 was $33,703, as compared to $0 for the three months ended March 31, 2013. The $33,703 increase in revenue for the three months ended March 31, 2014 was primarily due to a change in the Company’s business plan which increased revenues through financial services.

General and Administrative.  General and administrative expenses decreased $567 to $114 for the period ended March 31, 2014 from $681 for the period ended March 31, 2013. The decrease was as largely due to the change in operations from the change in the Company’s business plan.

Professional Fees.  Professional fees increased $5,236, or 8%, to $69,184 in the period ended March 31, 2014 from $63,948 for the period ended March 31, 2013. The increase in professional fees was the result of an increase in legal and accounting fees associated with public company filings.

Interest Income – Related Party. Interest income – related party increased $8,895, or 100% to $8,895 in the period ended March 31, 2014 from $0 for the period ended March 31, 2013. The increase was the result of an increase in notes receivable with a related party of $430,534.

Interest Expense. Interest expense decreased $978, or 100% to $0 in the period ended March 31, 2014 from $978 for the period ended March 31, 2013. The decrease was the result of a decrease in interest accruals from note payables.

Interest Expense – Related Party. Interest expense – related party increased $1,462, or 987% to $1,610 in the period ended March 31, 2014 from $148 for the period ended March 31, 2013. The increase was the result of an increase in related party notes payables with interest accruals.

Net Loss.  In the period ended March 31, 2014, we generated a net loss of $28,310, a decrease of $37,445, or 57%, from $65,755 for the period ended March 31, 2013. The decrease was attributable to decreased due to the change in operations from the change in the Company’s business plan.

Liquidity and Capital Resources

As of March 31, 2014, we had $26,304 in cash, $44,067 in accounts receivables and $850 in prepaid expenses. Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations.

On August 8, 2013, we executed a revolving credit line with an entity owned and controlled by an officer, director and shareholder for up to $500,000.  The unsecured line of credit bears interest at 2% per annum with principal and interest due on August 8, 2015. As of March 31, 2014, an amount of $339,001 has been used for general corporate purposes with a remaining balance of $160,999 available.  As of March 31, 2014, the balance of accrued interest was $3,248.

On September 13, 2013, we executed a revolving credit line receivable with an entity owned and controlled by an officer, director and shareholder for up to $500,000.  In October 2013, the amount was increased for up to $2,000,000. The unsecured line of credit bears interest at 2% per annum with principal and interest due on September 13, 2015.  As of March 31, 2014, an amount of $1,902,670 was loaned to the related party with a remaining balance of $97,330 available.  As of March 31, 2014, the balance of accrued interest was $15,437.

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

The following table sets forth a summary of our cash flows for the three months ended March 31, 2014 compared to March 31, 2013.

	Three months ended March 31,
	2014	2013
Net cash used in operating activities	$(70,338)	$(60,427)
Net cash used in investing activities	(388,469)	-
Net cash provided by financing activities	485,111	80,700
Net increase/(decrease) in Cash	26,304	20,273
Cash, beginning	-	6,140
Cash, ending	$26,304	$26,413

Operating activities

Net cash used in operating activities was $70,338 for the period ended March 31, 2014, as compared to $60,427 used in operating activities for the same period in 2013. The increase in net cash used in operating activities was primarily due to an increase in professional fees, as a result of increased legal work.

Investing activities

Net cash used in investing activities was $388,469 for the period ended March 31, 2014 as compared to $0 used in investing activities for the same period in 2013.  The increase is related to the revolving line of credit receivable with a related party.

Financing activities

Net cash provided by financing activities for the period ended March 31, 2014 was $485,111, as compared to $80,700 for the same period in 2013. The increase of net cash provided by financing activities was mainly attributable to capital raised through the sale of common stock and capital provided through our revolving credit grid notes.

Since inception, we have financed our cash flow requirements through issuance of common stock and debt financing. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of operating revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient operating revenues in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop our line of products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. See Note 1 – Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances pursuant to Merger Agreement

During January 2014, the Company issued 1,000 shares of its restricted common stock in exchange for 100% of Affluent’s issued and outstanding common stock pursuant to the conditions to closing of the Merger. However, pursuant to the Rescission Agreement signed on May 14, 2014, the Company is in the process of cancelling the 1,000 shares.

Stock Issuances pursuant to Subscription Agreements

During the first quarter ended March 31, 2014, we sold 547,649 shares of common stock to a total of 12 accredited investors for a total purchase price of $465,500, all of which was paid in cash.

During March 2014, the Company recorded a stock payable totaling $50,500.  As of May 8, 2014, a total of 59,412 shares were issued in relation to the stock payable.

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

Subsequent Stock Issuances pursuant to Subscription Agreements

Subsequent to the period ended March 31, 2014, we sold 352,588 shares of common stock to a total of 11 accredited investors for a total purchase price of $299,700, all of which was paid in cash.

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities from the time of our inception through the period ended March 31, 2014.

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

CAPSTONE FINANCIAL GROUP, INC.

Date: May 20, 2014	By:	/S/ Darin Pastor
Darin Pastor
CEO
(Principal Executive Officer and duly authorized signatory)