Form 10-Q
period 2014-06-30
CAPSTONE FINANCIAL GROUP, INC.
filed 2014-08-19
CIK 1558432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54905

CAPSTONE FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-0684479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3960 Howard Hughes Parkway, Suite 500, Las Vegas, NV	89169
(Address of principal executive offices)	(Zip Code)

(866) 798-4478
(Registrant’s telephone number, including area code)

2600 Michelson Dr., Suite 700, Irvine, CA 92612
(Former name, former address and former fiscal year, if changed since last report)

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
Yes  ☐   No ☒
The number of shares of Common Stock, $0.001 par value, outstanding on August 19, 2014 was 93,925,237 shares.

*EXPLANATORY NOTE: The Company has yet to reengage an auditor. Thus, the quarterly financial statements included herein were prepared by management not been reviewed by an independent auditor.

CAPSTONE FINANCIAL GROUP, INC.
QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

CAPSTONE FINANCIAL GROUP, INC.
BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS

Current assets:
Cash	$10,870	$-
Accounts receivable	-	10,364
Prepaid expenses	850	-
Total current assets	11,720	10,364

Marketable securities	2,432,351	-
Line of credit receivable - related party	-	1,472,136
Accrued interest receivable - related party	-	6,542
Deposits	65,000	100,000

Total assets	$2,509,071	$1,589,042

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$15,289	$8,482
Income tax payable	737,238	-
Total current liabilities	752,527	8,482

Long term liabilities:
Accrued interest payable - related party	-	1,637
Line of credit payable - related party	-	320,240
Total long term liabilities	-	321,877

Total liabilities	752,527	330,359

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of June 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value, 2,000,000,000 shares
authorized, 93,926,237 and 93,025,000 shares issued and outstanding
as of June 30, 2014 and December 31, 2013, respectively	93,943	93,025
Additional paid in capital	303,822	1,353,677
Stock subscription payable	144,000	-
Retained earnings (deficit)	1,214,779	(188,019)
Total stockholders' equity	1,756,544	1,258,683

Total liabilities and stockholders' equity	$2,509,071	$1,589,042

These financial statements were prepared by management and have not been reviewed by independent auditors.

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue:
Realized gains on trading securities	$2,442,904	$-	$2,442,904	$-
Consulting services	-	-	33,703	-
Total revenue	2,442,904	-	2,476,607	-

Operating expenses:
General and administrative	63,673	752	63,787	1,433
Bad debt expense	44,067	-	44,067	-
Software development	110,800	-	110,800	-
Professional fees	56,028	45,148	125,212	109,096
Total operating expenses	274,568	45,900	343,866	110,529

Other income (expense):
Interest income - related party	-	-	8,895	-
Interest expense	-	(1,333)	-	(2,311)
Interest expense - related party	-	(150)	(1,610)	(298)
Total other expense	-	(1,483)	7,285	(2,609)

Net income before provision for income taxes	2,168,336	(44,417)	2,125,456	(107,920)

Income tax provision	(737,238)	-	(722,658)	-

Net income	$1,431,098	$(44,417)	$1,402,798	$(107,920)

Weighted average number of common
shares outstanding - basic	93,758,721	90,200,000	93,499,502	87,161,326

Net loss per share - basic	$0.02	$(0.00)	$0.02	$(0.00)

These financial statements were prepared by management and have not been reviewed by independent auditors.

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$1,402,798	$(107,920)
Adjustments to reconcile net income
to net cash used in operating activities:
Unrealized gain on trading securities	(2,429,417)	-
Bad debt expense	44,067	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	10,364	-
(Increase) in prepaid expense	(850)	-
(Increase) in accrued interest receivable - related party	21,979	-
Increase in accounts payable	7,796	149
Increase in income tax payable	737,238	-
(Decrease) in accrued interest payable	-	2,311
Increase in accrued interest payable - related party	1,611	297

Net cash used in operating activities	(204,414)	(105,163)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for line of credit receivable - related party	(778,470)	-
Purchase of trading securities	(2,935)	-
Sale of trading securities	14,988	-
Deposits	45,000	-

Net cash used in investing activities	(721,417)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit payable	26,651	61,500
Repayments on line of credit payable	-	(4,300)
Proceeds from sale of common stock, net of offering costs	665,050	50,000
Proceeds for stock subscription payable	245,000	-

Net cash provided by financing activities	936,701	107,200

NET CHANGE IN CASH	10,870	2,037

CASH AT BEGINNING OF PERIOD	-	6,140

CASH AT END OF PERIOD	$10,870	$8,177

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

These financial statements were prepared by management and have not been reviewed by independent auditors.

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.
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

Nature of operations
During the quarter ended June 30, 2014 the Company changed its business plan and will use its own capital to acquire the outstanding stock of other companies, working closely and constructively with the management and boards of those companies, and aiming to significantly enhance their long-term earnings power and thus increase shareholder value. The Company will also actively trade in our strategic investment positions and will enter into private securities transactions with those positions to capitalize on price fluctuations and realize profits or minimize losses.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Investments
Investments primarily comprise strategic non-controlling equity ownership interests. These strategic investments are accounted for under either the equity method, at fair value, or at cost. The equity method of accounting is used when the Company has significant influence. Strategic investments with a readily determinable fair value are held at fair value.  When strategic investments do not have a readily determinable fair value, and the Company is not considered to exert significant influence on operating and financial policies of the investee, the investment is held at a value determined by the use of mark-to-model valuation techniques or is held at cost, less impairment if any.

Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If the Company determines that an impairment loss on a strategic investment has occurred due to a decline in fair value or other market conditions, the investment is written down to its estimated fair value

Revenue recognition
We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company will record revenue when it is realizable and earned and the services have been rendered to the customers.  During the six months ended June 30, 2014, the Company recorded $33,703 in revenue related to financial services consulting and commissions that were assigned by an officer, director and shareholder of the Company.  The assignment was necessary since the officer, director and shareholder holds the proper licenses in order to conduct business.

Advertising costs
Advertising costs are anticipated to be expensed as incurred; however there were $0 and $0 advertising and marketing costs included in general and administrative expenses for the six months ended June 30, 2014 and 2013, respectively.

CAPSTONE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The Company used level 2 inputs for the valuation of its trading securities.

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

CAPSTONE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As of June 30, 2014, there were no dilutive common shares outstanding.

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

Concentration of revenue
During the six months ended June 30, 2014, there was $33,703 in revenue generated from one customer for consulting services.  Additionally, there were realized and unrealized gains recorded from one security holding.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of June 30, 2014 and 2013, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of June 30, 2014 and 2013, no income tax expense has been incurred.

CAPSTONE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through August 2014 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.  The Company had accumulated net income for the six months ended June 30, 2014 of $2,140,036 including unrealized gains on trading securities of $2,429,417.

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

NOTE 3 – MARKETABLE SECURITIES

As of June 30, 2014, the Company held shares in one public company of which are all considered trading securities.  During the three months ended June 30, 2014, the Company transitioned the holdings from available for sale to trading based on management’s intent and the Company’s holding began trading on the OTCQB.  The Company currently categorizes this holding as a level 2 asset.

NOTE 4 – LINE OF CREDIT RECEIVABLE – RELATED PARTY

On September 13, 2013, the Company executed a revolving credit line receivable with an entity owned and controlled by an officer, director and shareholder for up to $500,000.  In October 2013, the amount was increased for up to $2,000,000.  The unsecured line of credit bears interest at 2% per annum with principal and interest due on September 13, 2015.  During the six months ended June 30, 2014, the Company offset the amount due to the related party against the receivable balance because the entity was dissolved and cannot reasonably expect to get repaid.

NOTE 5 – LINE OF CREDIT PAYABLE – RELATED PARTY

On August 8, 2013, the Company executed a revolving credit line with an entity owned and controlled by an officer, director and shareholder for up to $500,000.  The unsecured line of credit bears interest at 2% per annum with principal and interest due on August 8, 2015.  During the six months ended June 30, 2014, the Company offset the amount due to the related party against the receivable balance because the entity was dissolved and cannot reasonably expect to get repaid.

CAPSTONE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On June 3, 2014, the Company entered into an exclusive letter of intent with a private company, which was amended to an exclusive option agreement on June 27, 2014. Beginning October 1, 2014, the Company is obligated to provide $40,000,000 in funding to the private company, which will take the form of 36 monthly payments of $1,111,111.11 with each payment purchasing a corresponding number of shares of the private company's stock at $0.76 per share. For any monthly payment of $1,111,111 that the Company does not make after 30 days of its due, the private company can demand that the Company pay 102% of the past due payment in exchange for the same number of shares the Company would have received for making timely payment. In addition to the aforementioned obligation, the Company also has the right to purchase another 22,681,421 shares of the private company's stock at $0.76 per share.  This right is exercisable in part or in full at any time during the three year period starting October 1, 2014.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

During March 2014, the Company recorded a stock payable totaling $50,500.  As of May 8, 2014, a total of 59,412 shares were issued in relation to the stock subscriptions payable.

During the three months ended June 30, 2014, the Company sold a total of 522,000 shares of common stock for cash of $443,700.  As of August 18, 2014, a total of 169,412 shares valued at $144,000 were recorded to stock subscriptions payable.

NOTE 8 – WARRANTS AND OPTIONS

As of June 30, 2014, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 9 – SUBSEQUENT EVENTS

On January 15, 2014, the Company completed the reverse triangular merger, pursuant to the Acquisition Agreement and Plan of Merger (“Merger”), by and among Capstone Sub Co. (“Sub Co”), a Nevada corporation and wholly owned subsidiary of the Company, and Capstone Affluent Strategies, Inc. (“Affluent”), a California corporation, whereby Affluent became a wholly owned subsidiary of the Company. On May 14, 2014, the parties decided to rescind the Merger.  The Board of Directors has authorized the Company to execute a Rescission of Acquisition Agreement and Plan of Merger.  The Board of Directors has also authorized the cancellation of 1,000 shares issued in exchange for 100% of Affluent’s issued and outstanding common stock.  On August 18, 2014, the shares were cancelled.

During July 2014, the Company issued 15,294 shares of common stock for cash of $13,000.

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

Throughout this Quarterly Report references to “we”, “our”, “us”, “Capstone”, “CAPP”, “the Company”, and similar terms refer to Capstone Financial Group, Inc.

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov or on our website at www.capstonefinancialgroupinc.com.  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities.  We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Capstone Financial Group, Inc., 3960 Howard Hughes Parkway, Suite 500, Las Vegas, NV 89169.

OVERVIEW AND OUTLOOK

General Business Development

Capstone Financial Group, Inc. (“Capstone” or the “Company”) was incorporated in the State of Nevada in July of 2012 as Creative App Solutions, Inc. Creative App Solutions, Inc. was formed to design and sell mobile apps for smart phones and other mobile platforms such as tablets.

On August 26, 2013, we changed our name from Creative App Solutions, Inc. to Capstone Financial Group, Inc. The amendment occurred as a result of our stockholders approving the amendment at the 2013 Annual Meeting of Stockholders and a subsequent vote by the Board of Directors.

On August 26, 2013, the Company entered into an Assignment, Assumption and Consent Agreement with Darin Pastor, our chief executive officer, wherein Mr. Pastor assigned the rights and obligations of the Engagement Agreement dated July 29, 2013 with Instant BioScan, LLC, an Arizona limited liability company (“IBS”), in exchange for the Company assuming the obligations of performance under the terms and conditions of the Engagement Agreement. The term of the Engagement Agreement was for a period of 270 days from the date of July 29, 2013. The agreement expired on April 25, 2014 and was not subsequently renewed by IBS.

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
On December 9, 2013, the Company entered into a binding Letter of Intent (the “LOI”) to acquire a National Independent Broker-Dealer and Registered Investment Advisor ("RIA") for the price of $2 million. However, we terminated the acquisition of this firm in February of 2014.

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

On February 19, 2014, the Company entered into a binding Letter of Intent (the “LOI”) to acquire a California-based Broker-Dealer and Registered Investment Advisor ("RIA") for the price of $100,000.  As of the date of this filing, we have postponed this transaction in order to focus on our holdings and trading positions.

On May 14, 2014, the Company executed a Rescission of Acquisition Agreement and Plan of Merger (the “Rescission Agreement”) effectively unwinding the Affluent transaction. The motivation being Affluent’s inability to produce audited financial statements as required per the Merger Agreement.  The Board of Directors has also authorized the cancellation of 1,000 shares issued in exchange for 100% of Affluent’s issued and outstanding common stock. On August 18, 2014, the 1,000 shares were cancelled.

During the quarter ended June 30, 2014 the Company changed its business plan and will use its own capital to acquire the outstanding stock of other companies, working closely and constructively with the management and boards of those companies, and aiming to significantly enhance their long-term earnings power and thus increase shareholder value. The Company will also actively trade in our strategic investment positions and will enter into private securities transactions with those positions to capitalize on price fluctuations and realize profits or minimize losses.

Business of Capstone Financial Group, Inc.

We are a holding company headquartered in Las Vegas, Nevada. Capstone uses its own capital to acquire the outstanding stock of other companies.  We own equity interests in operating businesses which are accounted for under the equity method of accounting.  Our primary source of revenue is trading on short term trends and fluctuations in our equity positions.

Capstone continuously investigates possible acquisitions of positions in new businesses, securities and assets, and evaluates the retention and disposition of our existing holdings.  Changes in the mix of our businesses and investments should be expected.

Current Strategic Investments

Twinlab/Twinlab Consolidation Corporation:

Twinlab has been the trusted leader for innovative, high performance health and wellness products since 1968. In addition to the extensive line of vitamins, minerals and sports nutrition formulas of its namesake brand, Twinlab Corporation also manufactures and sells other category leaders, including the Metabolife line of diet and energy products, and Alvita teas. Twinlab’s plant in American Fork, UT, is a NSF® GMP registered facility from which they manufacture, package and distribute over 1,000 premium quality products. Twinlab also operates a Research & Development facility in Grand Rapids, MI, and has its corporate headquarters in New York, NY. Twinlab products are currently available in over 55 countries worldwide.

Twinlab Consolidation Corporation (TCC) has been established to act as a consolidator in the highly fragmented nutrition segment of the health and wellness industry. Using Twinlab Corporation's assets and the expertise and experience of its management team, TCC intends to capitalize on current market imbalances by combining multiple companies and operations into one larger, cohesive entity. The resulting synergies in distribution, manufacturing, advertising, and global marketing should increase market share and maximize profitability, establishing TCC as a market leader.

Blackcraft Cult, Inc. (OTCQB: BLCK):

Blackcraft Cult, Inc., a California corporation was founded in 2012 by serial entrepreneurs Robert "Bobby" Schubenski and James "Jim" Somers with a single hundred-dollar bill. The company began selling customized t-shirts and other apparel with inscriptions that advocated thinking for one's self and being responsible for one's own future. Through deep connections in the music industry, the brand started to gain traction, with musicians and artists such as Alice Cooper, Marilyn Manson, Ke$ha, Fallout Boy, Slayer, Deftones, and AFI. Blackcraft gained massive exposure through this medium, with band members wearing Blackcraft shirts in press photos, on stage, and in magazine articles such as Rolling Stone and Alternative Press. Schubenski and Somers have parlayed that exposure into a social media network of over 15 million followers.

In early 2014, Blackcraft shifted to a technology-based focus. The Blackcraft Zodiac dating app for Android and iOS-based smartphones is the brainchild of Schubenski and Somers. Zodiac capitalizes on Blackcraft's massive social media network. Using astrology, cutting-edge push technology and GPS/geolocation technology, Zodiac gives singles the power in the palm of their hand to discover their astrological soul mate and to know exactly where to locate that soul mate in real time. Zodiac generates revenue using a model similar to those of Facebook, Twitter, and LinkedIn.

Competition

A large number of entities compete with us to make the types of investments that we target as part of our business strategy.  We compete for such investments with a large number of venture capital funds, other equity and non-equity based investment funds such as business development companies, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies.  Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources than we do.  In addition, some of our competitors may require less information than we do and/or have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can.

There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and results of operations.  Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

Personnel

As of the date of this filing, we have 6 full-time employees.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2014 and June 30, 2013.

Revenue.  Total revenue for the three months ended June 30, 2014 was $2,442,904, as compared to $0 for the three months ended June 30, 2013.

General and Administrative.  General and administrative expenses increased $62,911 to $63,663 for the period ended June 30, 2014 from $752 for the period ended June 30, 2013.  The increase was as largely due to the change in operations from the change in the Company’s business plan.Bad Debt Expense.  Bad debt expenses increased $44,067 to $44,067 for the period ended June 30, 2014 from $0 for the period ended June 30, 2013.  The increase was as largely due to rolled off the balance due to one vendor.

Software Development.  Software development expenses increased $ 110,800 to $ 110,800 for the period ended June 30, 2014 from $0 for the period ended June 30, 2013.  The increase was as largely due to the change in operations from the change in the Company’s business plan and strategic investments in our portfolio companies, namely Blackcraft Cult, Inc.

Professional Fees.  Professional fees increased $10,880 to $56,028 in the period ended June 30, 2014 from $45,148 for the period ended June 30, 2013.  The increase in professional fees was the result of an increase in legal and accounting fees associated with public company filings.

Interest Income – Related Party.  Interest income – related party increased $0 to $0 in the period ended June 30, 2014 from $0 for the period ended June 30, 2013.  The increase was the result of a decrease in notes receivable with a related party.

Interest Expense.  Interest expense decreased $1,333, or 100% to $0 in the period ended June 30, 2014 from $1,333 for the period ended June 30, 2013.  The decrease was the result of a decrease in interest accruals from note payables.

Interest Expense – Related Party. Interest expense – related party decreased $150, or 100% to $0 in the period ended June 30, 2014 from $150 for the period ended June 30, 2013.  The decrease was the result of an increase in related party notes payables with interest accruals.

Net Gain.  In the period ended June 30, 2014, we generated a net gain of $2,168,346, an increase of $ 2,120,963 from $47,383 for the period ended June 30, 2013.  The increase was attributable to increases due to the change in operations from the change in the Company’s business plan and the Company's implementation of fair value accounting practices for its investments.

Liquidity and Capital Resources

As of June 30, 2014, we had $10,870 in cash, $0 in accounts receivables and $850 in prepaid expenses.  The company's inability to raise additional capital raises questions about our ability to continue as a going concern.  Since inception, we have financed our cash flow requirements through issuance of common stock.  As we continue and expand our activities, we may continue to experience net negative cash flows from operations.

Even though we have begun to generate revenues, we can make no assurances and therefore we may incur operating losses in the next twelve months.  Our limited operating history makes predictions of future operating results difficult to ascertain.  In the future, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report.  To date, we have financed a majority of our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2014 compared to June 30, 2013.

	Six months ended June 30,
	2014	2013
Net cash used in operating activities	$(204,414)	$(49,954))
Net cash used in investing activities	(721,417)	-
Net cash provided by financing activities	936,701	26.500
Net increase/(decrease) in Cash	10,870	(23,454)
Cash, beginning	-	-
Cash, ending	$10,870	$(23,454)

Operating activities

Net cash used in operating activities was $204,414 for the period ended June 30, 2014, as compared to $110,381 used in operating activities for the same period in 2013.  The increase in net cash used in operating activities was primarily due to the Company's implementation of fair value accounting practices for its investments.

Investing activities

Net cash used in investing activities was $721,417 for the period ended June 30, 2014 as compared to $0 used in investing activities for the same period in 2013.  The increase is related to the use of trading revenues to fund the purchase of additional marketable securities.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2014 was $936,701, as compared to $0 for the same period in 2013.  The increase of net cash provided by financing activities was mainly attributable to capital raised through the sale of common stock and capital provided through our revolving credit grid notes.

Since inception, we have financed our cash flow requirements through issuance of common stock and debt financing.  As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of operating revenues.  Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.  In the future, we need to generate sufficient operating revenues in order to eliminate or reduce the need to sell additional stock or obtain additional loans.  There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.  We base our estimates and judgments on historical experience and on various other assumptions, we believe to be reasonable under the circumstances.  Future events, however, may differ markedly from our current expectations and assumptions.  See Note 1 – Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the Company’s last fiscal quarter, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s Chief Executive Officer, Chief Investment Officer, and Principal Financial Officer (Principal Financial and Accounting Officer), who concluded that the Company’s disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer, Chief Investment Officer, and Principal Financial Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

Stockholders do not have the opportunity to evaluate our strategic investments or trading positions.

We have only recently begun to identify potential strategic investments and to trade positions we have acquired.  Stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our strategic investments and trading positions.  You must rely on us and our board of directors to implement our trading policies, to evaluate our investment and trading opportunities and to structure the terms of our strategic investments.

A significant portion of our trading positions will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our strategic investments and trading positions.

We are required to carry our strategic investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors.  Typically, there is not a public market for the securities of the privately held companies in which we intend to invest.  As a result, we will value these securities quarterly at fair value as determined in good faith by our board of directors.  Decreases in the market values or fair values of our trading positions will be recorded as unrealized depreciation.

Certain factors that may be considered in determining the fair value of our trading positions include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the earnings, cash flow and ability to make payments on indebtedness of the companies comprising our trading positions, the markets in which the companies that comprise our trading positions do business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed.  Due to this uncertainty, our fair value determinations may cause the value of our trading positions on a given date to be materially understated or overstated compared to the value that we may ultimately realize upon the sale of those trading positions.

Our strategic investments in private companies planning to become reporting and trading and/or in “thinly traded” public companies are extremely risky, and we could lose all our part of our investment.

Many factors uncontrollable in their environments and within their company require us to assume a high degree of risk without the ability to mitigate such risk.

To date, our strategic investments are in illiquid private and thinly traded public companies.

Some of our strategic investments will be illiquid until there is a successful completion of SEC reporting to commence trading, which may never occur.

Our due diligence may fail to uncover relevant details that lead to a partial or total loss of the strategic investment.

Registering with the SEC cannot guarantee the identification or accuracy of relevant success factors for any company that comprises one of our strategic investments either before or after filing with the SEC, whether by fraud or accident.

Equity trading positions in strategic investments do not provide the degree of security associated with lending.

An equity investment without collateral as with a “secured” debt investment is very high risk without any guarantees to mitigate the loss of payment or return from a trading position.

We may not realize any dividend or capital gain return from our individual strategic investment or trading positions.

The companies comprising our trading positions may all fail and cause a total loss of our investment.

 Valuation of our strategic investments may be totally inaccurate.

Unrestricted securities with market quotations in an active market are valued at the market closing price on the valuation date.  All other assets are valued at fair value as determined in good faith by our Board of Directors and may differ significantly from other opinions of value.  There is no guarantee that we will be able to realize the fair value of our Board of Directors upon disposition of the asset.

A lack of diversification due to our limited size and limited opportunities increases risk of loss.

A limited number of strategic investments and trading positions limits our ability to diversify and creates concentration in all variables associated with these positions.

Changes in debt, equity and other follow-on financial events for a company comprising one of our strategic investments may create substantial loss to the return on and return of investment in that company.

The board of such a company may change the financial structure of that company and reduce our financial gain and protection of principal to a loss from both equity and debt.

Defaults by companies that comprise our future strategic investments will harm our operating results.

Failure by a future strategic investment to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize that company’s ability to meet its obligations under the debt or equity securities that we may hold.  We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants.

A lack of control over the management of a company comprising one of our strategic investments could allow that management to engage in activities that may decrease or destroy the value of that strategic investment.

Even though we intend to work closely and constructively with management and boards of the companies that comprise our trading positions, there is no guarantee the management and boards of these companies will heed our advice.  As such, activities by the management of such a company can adversely affect the value of our strategic investment.

We generally will not control companies comprising our future strategic investments.

We do not expect to control most of the companies that will comprise our future strategic investments, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants.  As a result, we will be subject to the risk that a company in which we take a position may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as investors.  Due to an expected lack of liquidity for our future positions in non-traded companies, we may not be able to dispose of our positions as readily as we would like or at an appropriate valuation.  As a result, a company in which we take a position may make decisions that could decrease the value of that position.

We are dependent on our Board of Directors for their decisions concerning our strategic investments and future advisors.

The Board of Directors chaired by Darin Pastor decides and approves of the strategic investments of our company.

Our strategic investments may be subject to restriction on resale, and we may not be able to sell the positions we hold for amounts equal to their recorded value, if at all.

Some of our strategic investments may be or become comprised of thinly traded public companies or remain private companies.  As a result, a majority of our current strategic investments and trading positions may be subject to legal restrictions on resale.  We cannot assure you that we will be able to sell our positions for amounts equal to the values that we have ascribed to them or at the time, we desire to sell.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances pursuant to Subscription Agreements

During the second quarter ended June 30, 2014, we sold 522,000 shares of common stock to a total of 13 accredited investors for a total purchase price of $443,700, all of which was paid in cash.

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

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities from the time of our inception through the period ended June 30, 2014.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Investment Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Principal Investment Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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

CAPSTONE FINANCIAL GROUP, INC.

Date: August 19, 2014	By:	/S/ Darin Pastor
Darin Pastor
CEO
(Principal Executive Officer and duly authorized signatory)