Form 10-Q/A
period 2014-06-30
CAPSTONE FINANCIAL GROUP, INC.
filed 2014-11-18
CIK 1558432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A
(Amendment No. 1)

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
Capstone Financial Group, Inc.
Executive Offices:
2600 Michelson Drive
Suite 700
Irvine, CA 92101
(866) 798-4478

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
Yes  ☐   No ☒
The number of shares of Common Stock, $0.001 par value, outstanding on November 17, 2014 was 94,362,884  shares.

*EXPLANATORY NOTE: The quarterly financial statements included herein were prepared by management and have not been reviewed by an independent auditor.  The Company will amend its Form 10-Q for the period ended June 30, 2014 for review by recently engaged independent auditor, Squar Milner.

CAPSTONE FINANCIAL GROUP, INC.
QUARTERLY PERIOD ENDED JUNE 30, 2014

Index to Report on Form 10-Q/A
(Amendment No. 1)

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

CAPSTONE FINANCIAL GROUP, INC.
(FORMERLY CREATIVE APP SOLUTIONS, INC.)
BALANCE SHEETS
(unaudited)

June 30,
2014
ASSETS
Current assets:
Cash	$10,870
Marketable securities	2,433,867
Note receivable	110,800
Prepaid expenses	272,709
Total current assets	2,828,246

Furniture and equipment net of accumulated amortization	11,874
Deposits	65,000

Total assets	$2,905,120

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Income tax payable	$567155
Total current liabilities	567,155

Long term liabilities:
Accrued interest payable - related party	9,746
Line of credit payable - related party	2,245,894
Total long term liabilities	2,255,640

Total liabilities	2,822,795

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of June 30, 2014 and December 31, 2013, respectively	-
Common stock, $0.001 par value, 2,000,000,000 shares
authorized, 93,926,237 and 93,025,000 shares issued and outstanding
as of June 30, 2014 and December 31, 2013, respectively	93,926
Additional paid in capital	2,118,827
Stock subscription payable	144,000
Retained earnings (deficit)	(2,274,428)
Total stockholders' equity	82,325

Total liabilities and stockholders' equity	$2,905,120

See Accompanying Notes to Financial Statements.

These financial statements were prepared by management and have not been reviewed by independent auditors.

CAPSTONE FINANCIAL GROUP, INC.
STATEMENTS OF OPERATIONS
(FORMERLY CREATIVE APP SOLUTIONS, INC.)
(unaudited)

	Three months ended June 30,	For the six months ended June 30,
	2014	2014

Revenue:
Realized gains on trading securities	$14,214	$14,214
Unrealized gains on trading securities	2,432,351	2,432,351
Consulting services	-	33,703
Total revenue	2,446,565	2,480,268

Operating expenses:
General and administrative	509,175	509,289
Payroll expense	57,378	114,517
Bad debt expense	44,067	44,067
Professional fees	49,959	119,143
Total operating expenses	660,579	787,016

Other income (expense):
Interest expense - related party	(25,148)	(25,148)
Total other expense	(25,148)	(25,148)

Net income before provision for income taxes	1,760,838	1,668,104

Deferred income tax provision	567,155	567,155
Total Income tax provision	567,155	567,155

Net income	$1,193,683	$1,100,949

Weighted average number of common
shares outstanding - basic	93,768,248	93,540,285

Net income per share - basic	$0.02	$0.02

See Accompanying Notes to Financial Statements.

These financial statements were prepared by management and have not been reviewed by independent auditors.

CAPSTONE FINANCIAL GROUP, INC.
STATEMENTS OF CASH FLOWS
(FORMERLY CREATIVE APP SOLUTIONS, INC.)
(unaudited)

For the six months ended June 30,
2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,100,949
Adjustments to reconcile net income
to net cash used in operating activities:
Unrealized gain on trading securities	(2,432,351)
Changes in operating assets and liabilities:
Decrease in accounts receivable
(Increase) in notes receivable	(110,800)
(Increase) in prepaid expense	(272,709)
(Increase) in furniture and fixtures	(11,874)
Increase in income tax payable	567,155
(Increase) in depoits	(65,000)

Net cash used in operating activities	(1,224,630)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for line of credit receivable - related party
Purchase of trading securities	(2,919)

Net cash used in investing activities	(2,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	738,351
Repayments on line of credit payable - related party	(409,983)
Proceeds from sale of common stock, net of offering costs	766,051
Proceeds for stock subscription payable	144,000

Net cash provided by financing activities	1,238,419

NET CHANGE IN CASH	10,870

CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$10,870

SUPPLEMENTAL INFORMATION:
Interest paid	$25,148
Income taxes paid	$-

See Accompanying Notes to Financial Statements.

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
We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the company has made a strategic investment for its own account; (3) the gain from our investment is fixed or determinable; and (4) the recognition of gains (realized or unrealized) from our investments.

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

Advertising costs
Advertising costs are anticipated to be expensed as incurred.  Advertising and marketing costs included in general and administrative expenses for the six months ended June 30, 2014 were 18,362.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of June 30, 2014 the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of June 30, 2014 no income tax expense has been incurred.

CAPSTONE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through the date of this filing and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.  The Company’s net income for the six months ended June 30, 2014 of $1,193,683 including unrealized gains on trading securities of $2,432,351.

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

Business of Capstone Financial Group, Inc.

We are a holding company headquartered in Las Vegas, Nevada. Capstone uses its own capital to acquire the outstanding stock of other companies.  We own equity interests in operating businesses which are accounted for under the either the mark-to-market or mark-to-model method.  Our primary sources of revenue are trading on short term trends and fluctuations in our equity positions and mark-to-market/mark-to-model treatment of equity positions.

Capstone continuously investigates possible acquisitions of positions in new businesses, securities and assets, and evaluates the retention and disposition of our existing holdings.  Changes in the mix of our businesses and investments should be expected.

Current Strategic Investments

Twinlab/ Twinlab Consolidated Holdings, Inc. (OTCQB: TLCC)

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

Twinlab Consolidated Holdings, Inc. (TCH) has been established to act as a consolidator in the highly fragmented nutrition segment of the health and wellness industry. Using Twinlab Corporation's assets and the expertise and experience of its management team, TCH intends to capitalize on current market imbalances by combining multiple companies and operations into one larger, cohesive entity. The resulting synergies in distribution, manufacturing, advertising, and global marketing should increase market share and maximize profitability, establishing TCH as a market leader.

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

Personnel

As of the date of this filing, we have 5 full-time employees.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2014.

Revenue.  Total revenue for the three months ended June 30, 2014 was $2,446,565. This amount consisted of a realized gain of 14,214 and unrealized gains totaling 2,432,351.

General and Administrative.  General and administrative expenses for the three months ended June 30, 2014 were $509,175.

Payroll Expense.  Payroll expenses for the three months ended June 30, 2014 were $57,378.

Bad Debt Expense.  Bad debt expenses for the three months ended June 30, 2014 were $44,067.

Professional Fees.  Professional fees were $49,959 for the three months ended June 30, 2014.

Interest Expense – Related Party. Interest expense to related parties for the three months ended June 30, 2014 was 25,148.

Liquidity and Capital Resources

As of June 30, 2014, we had $10,870 in cash, $2,433,867 in marketable securities, $110,800 in a note receivable, and $272,709 in prepaid expenses.  The company's inability to raise additional capital raises questions about our ability to continue as a going concern.  Since inception, we have financed our cash flow requirements through issuance of common stock.  As we continue and expand our activities, we may continue to experience net negative cash flows from operations.

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

Six months ended June 30,
2014
Net cash used in operating activities	$(1,224,630)
Net cash used in investing activities	(2,919)
Net cash provided by financing activities	1,238,419
Net increase/(decrease) in Cash	10,870
Cash, beginning	-
Cash, ending	$10,870

Operating activities

Net cash used in operating activities was $1,224,630 for the period ended June 30, 2014.  The Company implemented fair value accounting practices for its investments during the period.

Investing activities

Net cash used in investing activities was $2,919 for the period ended June 30, 2014, and was related to the purchase of trading securities

Financing activities

Net cash provided by financing activities for the period ended June 30, 2014 was $1,238,419 and was mainly attributable to capital raised through the sale of common stock and capital provided through our revolving credit grid notes.

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

Ourstrategic investments in private companies planning to become reporting and trading and/or in “thinly traded” public companies are extremely risky, and we could lose all our part of our investment.

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

An equity investment without collateral, as with a “secured” debt investment, is very high risk without any guarantees to mitigate the loss of payment or return from a trading position.

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

Subsequent Stock Issuances pursuant to Subscription Agreements

Subsequent to the period ended June 30, 2014, we sold 288,235 shares of common stock to a total of 6 accredited investors for a total purchase price of approximately $245,000, all of which was paid in cash.

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
*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE FINANCIAL GROUP, INC.

Date: November 18, 2014	By:	/S/ Darin Pastor
Darin Pastor
CEO
(Principal Executive Officer and duly authorized signatory)