Form 10-Q
period 2014-09-30
CAPSTONE FINANCIAL GROUP, INC.
filed 2014-11-18
CIK 1558432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

*EXPLANATORY NOTE: The quarterly financial statements included herein were prepared by management and have not been reviewed by an independent auditor.  The Company will amend its Form 10-Q for the period ended September 30, 2014 for review by recently engaged independent auditor, Squar Milner.

CAPSTONE FINANCIAL GROUP, INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

Index to Report on Form 10-Q/A
(Amendment No. 1)

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

CAPSTONE FINANCIAL GROUP, INC.
(FORMERLY CREATIVE APP SOLUTIONS, INC.)
CONDENSED BALANCE SHEETS
(unaudited)

September 30,
2014
ASSETS
Current assets:
Cash	$138,091
Marketable securities held for trading	54,529,860
Prepaid expenses	184,555
Total current assets	54,852,506

Furniture and equipment	9,373
Deposits	65,000

Total assets	$54,926,879

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$-
Deferred Revenue	166,665
Income tax payable	18,200,000
Total current liabilities	18,366,665

Long term liabilities:
Accrued interest payable - related party	2,383
Line of credit payable - related party	1,755,041
Total long term liabilities	1,757,424

Total liabilities	20,124,089

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of Setember 30, 2014 and December 31, 2013, respectively	-
Common stock, $0.001 par value, 2,000,000,000 shares
authorized, 94,362,884 shares issued and outstanding
as of September 30, 2014	94,363
Additional paid in capital	2,490,388
Stock subscription payable	171,500
Retained earnings (deficit)	32,046,539
Total stockholders' equity	34,802,790

Total liabilities and stockholders' equity	$54,926,879

See Accompanying Notes to Financial Statements.

These financial statements were prepared by management and have not been reviewed by independent auditors.

CAPSTONE FINANCIAL GROUP, INC.
STATEMENTS OF OPERATIONS
(FORMERLY CREATIVE APP SOLUTIONS, INC.)
(unaudited)

	Three months ended September 30,	For the nine months ended September 30,
	2014	2014

Revenue:
Realized gains on trading securities	$3,841	$18,055
Unrealized gains on trading securities	52,090,075	54,522,426
Consulting services	-	33,703
Total revenue	52,093,916	54,574,184

Operating expenses:
General and administrative	222,595	381,423
Payroll expense	51,092	165,609
Bad debt expense	(3,706)	40,361
Professional fees	55,046	174,189
Total operating expenses	325,027	761,582

Other income (expense):
Other income	33,335	33,335
Interest expense - related party	(10,853)	(36,001)
Total other income (expense)	22,482	(2,666)

Net income before provision for income taxes	51,791,371	53,809,936

Income tax provision (benefit)	17,632,845	18,200,000

Net income	$34,158,526	$35,609,936

Weighted average number of common
shares outstanding - basic	93,980,460	93,724,753

Net income per share - basic	$0.36	$0.38

See Accompanying Notes to Financial Statements.

These financial statements were prepared by management and have not been reviewed by independent auditors

CAPSTONE FINANCIAL GROUP, INC.
STATEMENTS OF CASH FLOWS
(FORMERLY CREATIVE APP SOLUTIONS, INC.)
(unaudited)

For the nine months ended September 30,
2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$35,609,936
Adjustments to reconcile net income
to net cash used in operating activities:
Unrealized gain on trading securities	(54,522,426)
Changes in operating assets and liabilities:
Decrease in accounts receivable
(Increase) in securites held for trading	(13,354)
(Increase) in notes receivable	-
(Increase) in prepaid expense	(184,555)
Decrease in accrued interest receivable - related party
Increase in furniture and equipment	(24,379)
Increase in deposits	(65,000)
Increase in income tax payable	18,200,000
Increase in accrued interest payable - related party	2,383
Increase in deferred revenue	166,665

Net cash used in operating activities	(830,730)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit payable
Repayments on line of credit payable - related party
Proceeds from line of credit - related party	900,105
Repayments on notes payablet - related party	(945,983)
Proceeds from sale of common stock, net of offering costs	843,199
Proceeds for stock subscription payable	171,500

Net cash provided by financing activities	968,821

NET CHANGE IN CASH	138,091

CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$138,091

SUPPLEMENTAL INFORMATION:
Interest paid	$32,411
Income taxes paid	$-

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

The Company will record revenue when it is realizable and earned and the services have been rendered to the customers.  During the nine months ended September 30, 2014, the Company recorded $33,703 in revenue related to financial services consulting and commissions that were assigned by an officer, director, and shareholder of the Company.  The assignment was necessary since the officer, director and shareholder holds the proper licenses in order to conduct business.

Advertising costs
Advertising costs are anticipated to be expensed as incurred.  Advertising and marketing costs included in general and administrative expenses for the nine months ended September 30, 2014 were $21,048.

CAPSTONE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash, prepaid expenses, and accounts payable.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718, which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method.  The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

CAPSTONE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share.  Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.  During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As of September 30, 2014, there were no dilutive common shares outstanding.

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

Concentration of revenue
During the nine months ended September 30, 2014, there was $33,703 in revenue generated from one customer for consulting services.  Additionally, there were realized and unrealized gains recorded from one security holding.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties.  ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.  As of September 30, 2014 the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense.  As of September 30, 2014 no income tax expense has been incurred.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through the date of this filing and believes that none of them will have a material effect on the company’s financial statements.

CAPSTONE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses.  In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.  The Company’s net income for the nine months ended September 30, 2014 of $54,574,184 including unrealized gains on trading securities of $54,522,426.

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

NOTE 3 – MARKETABLE SECURITIES

As of September 30, 2014, the Company held shares in one public company of which are all considered trading securities.  During the three months ended June 30, 2014, the Company transitioned the holdings from available for sale to trading based on management’s intent and the Company’s holding began trading on the OTCQB.  The Company currently categorizes this holding as a level 2 asset.

NOTE 4 – LINE OF CREDIT RECEIVABLE – RELATED PARTY

On September 13, 2013, the Company executed a revolving credit line receivable with an entity owned and controlled by an officer, director, and shareholder for up to $500,000.  In October 2013, the amount was increased for up to $2,000,000.  The unsecured line of credit bears interest at 2% per annum with principal and interest due on September 13, 2015.  During the six months ended June 30, 2014, the Company offset the amount due to the related party against the receivable balance because the entity was dissolved and cannot reasonably expect to get repaid.

NOTE 5 – LINE OF CREDIT PAYABLE – RELATED PARTY

On August 8, 2013, the Company executed a revolving credit line with an entity owned and controlled by an officer, director, and shareholder for up to $500,000.  The unsecured line of credit bears interest at 2% per annum with principal and interest due on August 8, 2015.  During the six months ended June 30, 2014, the Company offset the amount due to the related party against the receivable balance because the entity was dissolved and cannot reasonably expect to get repaid.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On June 3, 2014, the Company entered into an exclusive letter of intent with a private company, which was amended to an exclusive option agreement on June 27, 2014.  Beginning October 1, 2014, the Company is obligated to provide $40,000,000 in funding to the private company, which will take the form of 36 monthly payments of $1,111,111.11 with each payment purchasing a corresponding number of shares of the private company's stock at $0.76 per share.  For any monthly payment of $1,111,111.11 that the Company does not make after 30 days of its due, the private company can demand that the Company pay 102% of the past due payment in exchange for the same number of shares the Company would have received for making timely payment.  In addition to the aforementioned obligation, the Company also has the right to purchase another 22,681,421 shares of the private company's stock at $0.76 per share.  This right is exercisable in part or in full at any time during the three year period starting October 1, 2014.

CAPSTONE FINANCIAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

During the three months ended June 30, 2014, the Company sold a total of 522,000 shares of common stock for cash of $443,700.  During the three months ended September 30, 2014 a total of 169,412 shares valued at $144,000 were recorded to stock subscriptions payable.

NOTE 8 – WARRANTS AND OPTIONS

As of September 30, 2014, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 9 – SUBSEQUENT EVENTS

On November 13, 2014, the Board of Directors (the “Board”) of Capstone Financial Group, Inc. (the “Company”) concluded that the previously issued audited consolidated financial statements and other financial information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 failed to properly account for certain financial information.  Consequently, the Board has concluded that for comparative purposes the previously issued unaudited financial statements and certain other financial information contained in the Company’s Quarterly Reports on Form 10-Q for the fiscal periods ended March 31, 2014 and June 30, 2014, and the Company’s earnings releases and other financial communications subsequent to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (collectively, the “Prior Financial Information”), should no longer be relied upon.

The Board found through a thorough review that its Prior Financial Information did not properly reflect approximately $2.6 million in loans by a related party and approximately $3.2 million in Company expenses in 2013.  The Company has engaged a new accountant and new auditor to revise and amend the Prior Financial Information.

The Board has discussed the matters disclosed in this Form 8-K pursuant to this Item 4.02 with the Company's current independent registered public accounting firm, Squar Milner, and its former independent registered public accounting firm, Seale & Beers, CPAs.

As a result of this, Management is reassessing its internal accounting process and control procedures and will report its conclusions in the 2014 Form 10-K.

The Company intends to file an amended Form 10-K with restated financial statements for the fiscal year ended December 31, 2013 and amended Form 10-Q with restated financial statements for the fiscal quarters ended March 31, 2014 and June 30, 2014 (collectively, the “Amended Reports”) as soon as practicable to correct the errors.  The Amended Reports may also correct certain other immaterial errors in connection with the restatement.
.

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

AVAILABLE INFORMATION

We file annual, quarterly, and other reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov or on our website at www.capstonefinancialgroupinc.com.  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities.  We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Capstone Financial Group, Inc., 3960 Howard Hughes Parkway, Suite 500, Las Vegas, NV 89169.

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

During the quarter ended June 30, 2013, we changed our business plan to offer financial services and consulting to businesses and we rely heavily on an officer and director of the Company who holds the proper licensing to conduct our business.

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

During the second quarter of 2014 the Company changed its business plan and will use its own capital to acquire the outstanding stock of other companies, working closely and constructively with the management and boards of those companies, and aiming to significantly enhance their long-term earnings power and thus increase shareholder value.  The Company will also actively trade in our strategic investment positions and will enter into private securities transactions with those positions to capitalize on price fluctuations and realize profits or minimize losses.

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

Current Strategic Investments

Twinlab/ Twinlab Consolidated Holdings, Inc. (OTCQB: TLCC)

Twinlab has been the trusted leader for innovative, high performance health and wellness products since 1968.  In addition to the extensive line of vitamins, minerals, and sports nutrition formulas of its namesake brand, Twinlab Corporation also manufactures and sells other category leaders, including the Metabolife line of diet and energy products, and Alvita teas.  Twinlab’s plant in American Fork, UT, is a NSF® GMP registered facility from which they manufacture, package and distribute over 1,000 premium quality products.  Twinlab also operates a Research & Development facility in Grand Rapids, MI, and has its corporate headquarters in New York, NY.  Twinlab products are currently available in over 55 countries worldwide.

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

Competition

A large number of entities compete with us to make the types of investments that we target as part of our business strategy.  We compete for such investments with a large number of venture capital funds, other equity and non-equity based investment funds such as business development companies, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies.  Many of our competitors are substantially larger than us and have considerably greater financial, technical, and marketing resources than we do.  In addition, some of our competitors may require less information than we do and/or have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2014.

Revenue.  Total revenue for the three months ended September 30, 2014 was $52,093,916.  This amount consisted of a realized gain of 3,841 and unrealized gains totaling 52,090,075.

General and Administrative.  General and administrative expenses for the three months ended September 30, 2014 were $222,595.

Payroll Expense.  Payroll expenses for the three months ended September 30, 2014 were $51,092.

Bad Debt Expense.  Bad debt expenses for the three months ended September 30, 2014 were negative $3,706 due to the company recouping previously written off accounts.

Professional Fees.  Professional fees were $55,046 for the three months ended September 30, 2014.

Other Income.  The Company realized 33,335 in other income for the three months ended September 30, 2014.

Interest Expense – Related Party.  Interest expense to related parties for the three months ended September 30, 2014 was 10,853.

Liquidity and Capital Resources

As of September 30, 2014, we had $138,091 in cash, $54,529,860 in marketable securities, and $184,555 in prepaid expenses.  The company's inability to raise additional capital raises questions about our ability to continue as a going concern.  Since inception, we have financed our cash flow requirements through issuance of common stock.  As we continue and expand our activities, we may continue to experience net negative cash flows from operations.

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

Nine month ended September 30,
2014
Net cash used in operating activities	$(830,730)
Net cash used in investing activities	-
Net cash provided by financing activities	968,821
Net increase/(decrease) in Cash	138,091
Cash, beginning	-
Cash, ending	$138,091

Operating activities

Net cash used in operating activities was $830,730 for the period ended September 30, 2014.  The Company implemented fair value accounting practices for its investments during the second quarter 2014.

Investing activities

Net cash used in investing activities was $0 for the period ended September 30, 2014.

Financing activities

Net cash provided by financing activities for the period ended September 30, 2014 was $968,821 and was mainly attributable to capital raised through the sale of common stock and capital provided through our revolving credit grid notes.

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

Our lack of operating history makes predictions of future operating results difficult to ascertain.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth.  To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop our line of products, respond to competitive developments, and attract, retain and motivate qualified personnel.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition, and results of operations.

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

We have only recently begun to identify potential strategic investments and to trade positions we have acquired.  Stockholders will not be able to evaluate the economic merits, transaction terms, or other financial or operational data concerning our strategic investments and trading positions.  You must rely on us and our board of directors to implement our trading policies, to evaluate our investment and trading opportunities and to structure the terms of our strategic investments.

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

Certain factors that may be considered in determining the fair value of our trading positions include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the earnings, cash flow and ability to make payments on indebtedness of the companies comprising our trading positions, the markets in which the companies that comprise our trading positions do business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed.  Due to this uncertainty, our fair value determinations may cause the value of our trading positions on a given date to be materially understated or overstated compared to the value that we may ultimately realize upon the sale of those trading positions.

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

During the third quarter ended September 30, 2014 we sold 288,235 shares of common stock to a total of 6 accredited investors for a total purchase price of approximately $245,000, all of which was paid in cash.

We believe that the issuance and sale of the above securities were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), Regulation D, and/or Regulation S.  The securities were issued directly by us and did not involve a public offering or general solicitation.  The recipients of the securities were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports.  We reasonably believed that the recipients, immediately prior to issuing the securities, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment.  The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.  There were no commissions paid on the issuance and sale of the shares.

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities from the time of our inception through the period ended September 30, 2014.

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