Form 10-K/A
period 2013-12-31
CAPSTONE FINANCIAL GROUP, INC.
filed 2015-02-18
CIK 1558432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 2 TO

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54905

CAPSTONE FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-0684479
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2600 Michelson Dr., Suite 700

Irvine, California 92612

(Address of principal executive offices) (Zip Code)

(866) 798-4478

(Registrant's telephone number, including area code)

Copies of Communications to:

Stradling Yocca Carlson & Rauth, P.C.

4365 Executive Drive

Suite 1500

San Diego, CA 92121

858-926-3000 (Office) * 858-408-4251 (Fax)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

1

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2013 (the last business day of the registrant's most recently completed second fiscal quarter) was $1,172,477.04 based on a share value of $0.08. As of June 30, 2014 the aggregate market value was $64,038,842.75 based on the share value of $4.25.

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2014 was 93,564,648 shares, and on December 31, 2013 was 93,025,000 shares.

EXPLANATORY NOTE

Capstone Financial Group Inc. is filing this Amendment because the original filing on Form 10-K omitted certain operating expenses that were incurred subsequent to the change in control dated August 26, 2013 described elsewhere herein.

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

As used herein, “Capstone,” “CAPP,” “the Company,” “we,” “our,” and similar terms include Capstone Financial Group, Inc. unless the context indicates otherwise.

PART I

ITEM 1	BUSINESS

General Business Development

Capstone Financial Group, Inc. was incorporated in the State of Nevada in July of 2012 as Creative App Solutions, Inc. We were formed to design and sell mobile apps for smart phones and other mobile platforms such as tablets.

On August 26, 2013, we changed our name from Creative App Solutions, Inc. to Capstone Financial Group, Inc. The amendment occurred as a result of our stockholders approving the amendment at the 2013 Annual Meeting of Stockholders and a subsequent vote by the Board of Directors. Upon changing our name to Capstone Financial Group, Inc., we also changed our business to a holding company. Capstone works closely and constructively with the management and boards of the portfolio companies, aiming to significantly enhance their long-term earnings power and thus increase shareholder value.  While Capstone does not manage the day-to-day operations of these companies, we maintain a thorough understanding of how they operate and evaluate their performance and prospects on an ongoing basis.

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

Additionally, pursuant to a Common Stock Purchase Agreement, dated September 6, 2013 (the “Schneider Agreement”) entered into by Mr. Ryan Faught (the “Seller”) and Mr. George Schneider. Mr. Schneider acquired from the Seller 451,800 pre-split shares of Common Stock (9,036,000 post-split shares), par value $0.001(the “Common Stock”), representing 10% of the issued and outstanding shares of the Company for a purchase price of $225.90.

Business of Capstone Financial Group, Inc.

Capstone Financial Group, Inc. ("Capstone or the "Company") is a holding company headquartered in Irvine, California, uses its own capital to acquire the outstanding stock of other companies. Capstone does not produce goods or services itself.  Rather, its primary purpose is to own and trade shares of other companies. Capstone's principals have a long track record of implementing operational improvements through the exercise of influence at a company, often as a result of becoming one of its largest shareholders. The principals seek to improve privately-held companies through operational and strategic initiatives designed to increase their overall value.

Capstone works closely and constructively with the management and boards of the portfolio companies, as mentioned below, Twinlab Consolidated Holdings, Inc., aiming to significantly enhance their long-term earnings power and thus increase shareholder value.  While Capstone does not manage the day-to-day operations of these companies, we maintain a thorough understanding of how they operate and evaluate their performance and prospects on an ongoing basis.

Prior to August 26, 2013, our name was Creative App Solutions Inc.  Upon changing our name to Capstone Financial Group, Inc., we also changed our business to a holding company as described above.

Current Strategic Investments

Twinlab/Twinlab Consolidated Holdings, Inc. (“TCH”):

Twinlab has been the trusted leader for innovative, high performance health and wellness products since 1968. In addition to the extensive line of vitamins, minerals and sports nutrition formulas of its namesake brand, Twinlab also manufactures and sells other category leaders, including the Metabolife line of diet and energy products and Alvita teas. Twinlab’s plant in American Fork, UT, is a NSF® GMP registered facility from which they manufacture, package and distribute over 1,000 premium quality products. Twinlab also operates a Research & Development facility in Grand Rapids, MI and has its corporate headquarters in New York, NY. Twinlab products are currently available in over 55 countries worldwide.

Twinlab has been established to act as a consolidator in the highly fragmented nutrition segment of the health and wellness industry. Using Twinlab assets and the expertise and experience of its management team, Twinlab intends to capitalize on current market imbalances by combining multiple companies and operations into one larger, cohesive entity. The resulting synergies in distribution, manufacturing, advertising, and global marketing should increase market share and maximize profitability, establishing Twlinlab as a market leader. The Company recorded this investment in September 2014 (see “Risk Factors” for discussion of Twinlab).

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

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov or on our website at www.capstonefinancialgroupinc.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Capstone Financial Group, Inc., 2600 Michelson Drive, Suite 700, Irvine, CA 92612.

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

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity sufficient enough to fund our operations in the ordinary course of business through fiscal 2014. However, if we experience extraordinary expenses or other events beyond our control, we may need to raise additional funds to continue our operations.

Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited.

Twinlab Consolidated Holdings, Inc. (“TCH”) and Capstone entered into a Common Stock Put Agreement, dated as of September 30, 2014 (the “Put Agreement”). Pursuant to the Put Agreement, Capstone indicated its intent to exercise the First Warrant at a rate of no less than 1,461,988 shares of Common Stock (“the Minimum Amount”) per month over the term of the First Warrant (the “Minimum Rate”). In the event that Capstone does not exercise the First Warrant by November 15, 2014 and later amended to extend this to February 15, 2015 or any subsequent Periodic Exercise Date (as defined in the Put Agreement) such that as of the applicable Exercise Date, Capstone’s cumulative purchases of Common Stock pursuant to the First Warrant has not been at a rate that is equal to or in excess of the Minimum Rate, then TCH has the right to notify Capstone not earlier than 30 days and not later than 40 days after the applicable Exercise Date of TCH’s exercise of its put rights under the Put Agreement (the “Put Notice”).  Upon receipt of the Put Notice, Capstone is required to exercise the First Warrant to (i) purchase the Minimum Amount by a date identified in the Put Notice that is no earlier than 10 days after and no later than 30 days after the date of the Put Notice (the “Put Date”), or if Capstone has previously exercised the First Warrant to purchase shares in excess of the Minimum Rate, then such lesser amount of Common Stock as would, if purchased as of the applicable Exercise Date, have made Capstone’s purchases of Common Stock pursuant to the First Warrant as of such Exercise Date equal to the Minimum Rate (the “Initial Mandatory Purchase”), and (ii) purchase by a date that is no later than each subsequent Periodic Exercise Date an amount of Common Stock such that as of each such Periodic Exercise Date, Capstone’s cumulative purchases of Common Stock pursuant to the First Warrant through that date has been at a rate that is no less than the Minimum Rate (the “Periodic Mandatory Purchases”). Following delivery of the Put Notice by TCH, Capstone’s failure to make the Initial Mandatory Purchase by the Put Date shall be an “Event of Default”. Following the delivery of the Put Notice by TCH, Capstone’s failure to make, when due, any Periodic Mandatory Purchase is a breach of the Put Agreement, and if such breach is not timely cured by Capstone, such uncured breach shall be deemed an Event of Default. Upon the occurrence of an Event of Default as described above, (i) Capstone’s right to purchase all shares of Common Stock remaining unpurchased under the First Warrant is converted into an obligation, accelerated and immediately due and (ii) the Second Warrant immediately terminates as to any shares of Common Stock remaining exercisable under the Second Warrant. In the event TCH invokes its right pursuant to the Put Notice to require Capstone to exercise the First Warrant, the purchase price per share of Common Stock thereunder is $0.775 per share. In the event that TCH converts and accelerates Capstone’s obligations to purchase the shares of Common Stock remaining unexercised under the First Warrant, Capstone has the right to surrender issued and outstanding shares of Common Stock to TCH to be credited towards Capstone’s obligations, with such surrendered shares valued at $0.76 per share of Common Stock.  On December 15, 2014, the Company and Capstone entered into an Amendment No. 1 to Common Stock Put Agreement (the “Amendment”). The Amendment extends the date on which the Company’s right to deliver the Put Notice (as defined in the Put Agreement) can first arise from December 15, 2014 to February 16, 2015. As of this filing date the Company has not exercised the "minimum amount" of shares per the agreement but expects to be fully current within the 40 day range as mentioned above.

As a business and holding company, our success depends, in part, on the results of the companies in which we invest.

Our ability to achieve our business objectives will depend on our ability to effectively manage and deploy our capital, which will depend, in turn, on our management’s ability to identify, evaluate, invest in, and monitor companies that meet our investment criteria. If a major investment has business setbacks it would adversely affect our financial results.

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

Our financial reporting in the past was unreliable.

We have determined that as of December 31, 2013 we had material weaknesses in our internal control over financial reporting. We have had to restate past financial results. These facts may result in some ongoing lack of confidence by investors in our present and future reports of our financial results and status.

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

Our ability to utilize NOLs or recognize tax benefits on future domestic U. S. Tax losses may be limited.

Our ability to fully utilize its existing U.S. Federal NOL could be limited or eliminated should the Company (i) under an “ownership change” as described under Section 382 of the Tax Code or (ii) be found by the IRS not to be able to avail itself of Section 382(1)(5) of the Tax Code.

The Company has not completed a formal Section 382 analysis regarding the limitation of net operating loss carryforwards. As such, the Company’s net operating loss carryforwards may be limited if an ownership change occurred. The Company does not presently plan to complete a formal Section 382 analysis, and there is a full valuation allowance against its deferred tax assets for net operating losses. The company plans to perform a formal Section 382 analysis if there is sufficient taxable income in future years to begin utilizing its net operating loss carryforwards.

We may be subject to further regulation.

We do not believe that our business activities require us to register as a broker – dealer or as an investment company. If our registration were required, we would experience compliance costs and reduced flexibility.

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

Our Articles of Incorporation authorizes the Board of Directors to issue up to 2,000,000,000 shares of common stock and 10,000,000 shares of preferred stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock (and the power of the Board of Directors to fix the rights, preferences and privileges of one or more series of preferred stock) is generally not subject to shareholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting one’s investment.

FINRA sales practice requirements may also limit the liquidity of the market for our stock.

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

If we fail to maintain our membership in FINRA, registration with the SEC, or fail to meet certain state securities regulations, we could be removed from the OTCQB, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

We have a limited number of personnel that are required to perform various roles and duties. We have had issues whereby omitted liabilities and expenses were not included in the previous Form 10-K at December 31, 2013 which have been corrected here in this amended Form 10-K/A for December 31, 2013 dated February 18, 2015. These individuals developed our internal control procedures and are responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Concentrated Ownership. In excess of a majority of our outstanding voting securities are held by two individuals and they can elect all directors who in turn elect all officers, without the votes of any other stockholders.

Our Chief Executive Officer and our President,collectively own 84% of our outstanding voting securities and,accordingly, have effective control of us and may have effective control of us for the near and long term future. Votes of other stockholders can have little effect when we are managed by our Board of Directors and operated through our officers, all of whom can be elected by these two individuals.

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

We currently maintain an executive office at 2600 Michelson Dr., Suite 700, Irvine, CA 92612. As of December 31, 2013, our monthly rent is $28,736, which commenced on August 26, 2013 continuing through March 2015 on a month to month basis with no commitment from a related party. Prior to August 26, 2013, office space was provided at no cost from a former officer and director of the Company.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded in the OTC Markets QB (OTCQB), under the symbol “CAPP”. We have been eligible to participate in the OTCQB since April 8, 2013 and from that time until the third quarter of 2013, our common stock was traded on a very sporadic basis. The following table lists the available quotations for the high and low prices for each quarter within the last fiscal year ending December 31, 2013.

The following table sets forth, the average high and low prices for our common stock as reported by Yahoo Finance. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Period Ending December 31, 2013
	PRICES
	High	Low
1st Quarter	$—	$—
2nd Quarter	$—	$—
3rd Quarter	$1.21	$1.21
4th Quarter	$5.47	$5.41

Holders Of Common Stock

As of December 31, 2014, we had approximately 70 stockholders of record of the 93,564,648 shares outstanding.  The closing bid stock price on December 31, 2014 was $5.00.

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

Subsequent Stock Issuances pursuant to Subscription Agreements

During the first quarter ended March 31, 2014, the Company issued 488,237 shares of Company common stock to a total of 12 accredited investors for a total purchase price of $415,001, all of which was paid in cash.

During the second quarter ended June 30, 2014, the Company issued 412,000 shares of Company common stock to a total of 11 accredited investors for a total purchase price of $350,200, all of which was paid in cash.

During the third quarter ended September 30, 2014, the Company issued 437,647 shares of Company common stock to a total of 9 accredited investors for a total purchase price of approximately $372,000, all of which was paid in cash.

During the fourth quarter ended December 31, 2014, the Company issued 201,764 shares of Company common stock to a total of 5 accredited investors for a total purchase price of $171,500, all of which was paid in cash.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2013.

ITEM 6	SELECTED FINANCIAL DATA

This item is not applicable, as we are considered a smaller reporting company.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DATA

OVERVIEW AND OUTLOOK

Our Operations

Capstone Financial Group, Inc. provides business and financial services to help companies strengthen and grow their businesses. From time to time we hold equity positions in other operating companies.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of December 31, 2013, the Company had an accumulated deficit of $773,474. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

RESULTS OF OPERATIONS

Revenue. During the years ended December 31, 2013 and 2012, we generated $164,593 and $0 in revenues, respectively.

General and Administrative. General and administrative expenses increased $301,467 to $302,151 for the year ended December 31, 2013 from $684 for the fiscal year ended December 31, 2012. The increase was as largely due to our transition from shell company status to active operating activity, including an increase of rent expense $92,912, travel of $49,212, and marketing expenses of $35,188.

Payroll Expenses. Payroll Expense increased 100% to $205,607 in the year ended December 31, 2013 as there were no employees for the year ended December 31, 2012. The increase in payroll expenses was the result of our transition from shell company status to active operating activity, including compensation for new management.

Professional Fees. Professional fees increased to $352,270 in the year ended December 31, 2013 from $42,976 for the year ended December 31, 2012. The increase in professional fees was the result of an increase in legal and accounting fees associated with public company filings.

Interest Expense – Related Party. Interest expense – related party increased $4,655 to $4,938 in the year ended December 31, 2013 from $283 for the year ended December 31, 2012.

Net Loss. In the year ended December 31, 2013, we generated a net loss of $729,030, an increase in net loss of $684,586 from $44,444 for the year ended December 31, 2012. The increase was largely due to our transition from shell company status to active operating activity along with increased accounting and legal fees.

Liquidity and Capital Resources

As of December 31, 2013, we had $0 in cash on hand. Clearly this amount of cash if not augmented, would be insufficient to maintain our operations. Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	For the year ended December 31,
	2013	2012
Net cash used in operating activities	$(1,389,140)	$(42,860)
Net cash provided by financing activities	1,383,000	49,000
Net increase (decrease) in Cash	(6,140)	6,140
Cash , beginning	6,140	—
Cash, ending	$—	$6,140

Net cash used in operating activities was $1,389,140 for the year ended December 31, 2013, as compared to $42,860 used in operating activities for the same period in 2012. The increase in net cash used in operating activities was primarily due to our advances of $580,043, net to Capstone Affluent Strategies, Inc. under a revolving line of credit. Capstone Affluent Strategies was owned by Darin Pastor, our current Chief Executive Officer and majority shareholder. In 2014, we acquired the business of Capstone Affluent Strategies from Mr. Pastor. In 2013 we also experienced an increase in professional fees as a result of increased legal work.

Investing activities

Net cash used in investing activities was $0 for the period ended December 31, 2013, as compared to $0 used in investing activities for the same period in 2012.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2013 was $1,383,000, as compared to $49,000 for the same period of 2012. The increase of net cash provided by financing activities was mainly attributable to capital raised through the sale of common stock.

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

Operation Plan

At present the majority of our investment activity has been directed toward Twinlab/Twinlab Consolidated Holdings, Inc. as described in item 1 of this filing. In the future we intend to develop divisions within the Company that will provide small and lower middle market businesses with opportunities for optimal financing, growth, mergers and acquisitions and increased market share. Some of the divisions may include an Investment Banking division, a Clean Technology and Industrial Growth Group. These added divisions will enable Capstone to better advise and assist current and potential corporate clients. As of the date of this filing, these divisions have not been created.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules within this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Although we do not consider that any “reportable event” has occurred, we disclose that our dismissal of Seale and Beers, CPAs on August 4, 2014 and our engagement of Squar Milner Peterson Miranda & Williamson, LLP as our new auditors on September 5, 2014 necessitated the filing of this amended Form 10-K Annual Report. We have had no disagreements with our old or new independent auditors on accounting or financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

We are responsible for preparing our annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework in 2013. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that material weaknesses existed in the following areas as of December 31, 2013:

(1)	we do not employ full time in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

(2)	we have inadequate segregation of duties consistent with the control objectives including but not limited to the disbursement process, transaction or account changes, account reconciliations and approval and the performance of bank reconciliations;

(3)	we have ineffective controls over the period end financial disclosure and reporting process caused by reliance on third-party experts and/or consultants and insufficient accounting staff;

(4)	we do not have a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls, approvals and procedures.

Due to the material weaknesses that management identified, it was unable to conclude that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

Since the fourth quarter 2013, we have made changes that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting. These changes include additional external accounting services as well as timely reviews by management and coordination with these consultants.

No substantial changes in our internal control over financial reporting occurred during our most recent fiscal quarter. Since the fourth quarter 2013, we have made changes that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting. These changes include new independent registered public accountants and additional external accounting services as well as timely reviews by management and coordination with these consultants.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

Name	Age	Position	Term Commencing
Darin R. Pastor	43	Chief Executive Officer, Chairman & Director	August 26, 2013
George L. Schneider	60	President, Chief Investment Officer and Director	August 26, 2013
Halford W. Johnson	51	Chief Financial Officer	September 25, 2013

Darin Pastor, Age 43, CEO and Chairman, As Chairman and Chief Executive Officer at Capstone Financial Group, Inc.  he invests Capstone's capital in the stock of companies with attractive business models that are significantly undervalued when compared to their intrinsic value and guides Capstone's "operations-centric" approach to optimizing the profitability of those companies.

With nearly two decades of experience in financial services and sales, Pastor has developed a strong reputation for his exceptional leadership skills and helping clients address their financial goals. In 2012, Prudential ranked him as the #1 Managing Director in the nation measured by year over year sales growth, and he was ranked as the top-selling Senior Investment Manager in the nation during his tenure at JPMorgan Chase & Co.

Pastor served as Managing Director of Prudential Insurance Company of America, and Senior Vice President and Senior Investment Manager at JPMorgan Chase & Co. At Chase, he and his team managed $6.6 billion in client assets, and he was ranked the top-selling Senior Investment Manager in the nation. Pastor’s work history also includes extensive experience as an entrepreneur. From 1989 to 1996, he was a Division Manager and owner at Pepsi-Cola Buffalo Bottling Corp. He was the owner of American Mortgage Affiliates (NYS EIN: 46-470427) from 1996 to 2004, opening seven retail financial center locations throughout New York before selling the company to his partner.

Educational Background:

Pastor completed the University of Liverpool’s MBA program. He held FINRA Series 6, 7, 24, 51, 63, and 66 registrations as well as a life, health insurance, and property and casualty insurance license. He has also completed several certificate programs from the Wharton School of Business at the University of Pennsylvania. Pastor is currently a candidate to obtain his Master of Laws in International Banking and Finance. In addition, he has been accepted to the Harvard Business School’s Advanced Management Program and will receive Alumni status upon the program’s completion.

George Schneider, Age 60, President, Chief Investment Officer and a Director -

Professional Experience:

George Schneider brings over 30 years of highly qualified financial services experience and accomplishment to Capstone Financial Group, Inc.  Utilizing his in-depth knowledge and extensive experience, combined with his vision and guidance, Schneider is recognized as an innovative and solutions-oriented leader in today’s complex and changing capital markets.

Prior to joining Capstone, Schneider held senior investment banking and financial advisory positions ranging from Managing Member of Cove Partners LLC to Head of Investment Banking and Special Advisor to the Board of Directors for the Crown Financial Group, Inc. Schneider also held senior roles in the specialty investment banking and financial advisory service firms Credit Research and Trading LLC and Houlihan, Lokey, Howard and Zukin, Inc. Schneider additionally held senior management positions with the full-service broker-dealer firms Donaldson, Lufkin & Jenrette Inc. and Paine Webber.

Schneider’s investment banking and financial advisory qualifications and experiences span the capital markets as it would concern capital raising and financial advisory services for public and private companies and certain municipal government interests, to include, debt and equity capital raises, merger, acquisition and divestiture transactions, valuation analysis, tender and exchange offers, and corporate and municipal bond restructuring.

Schneider’s sales and trading qualifications and experience include private placements and public offerings of equity, corporate debt, convertible securities, structured finance securities as well as tax-exempt, tax-advantaged and taxable municipal debt securities.

In addition to his investment banking, financial advisory and sales and trading qualifications, Schneider has senior investment management experience and qualification, serving as senior portfolio manager and Director of Bond Management for Prudential Insurance Company and a portfolio manager for General Reinsurance Corporation where his work concerned a wide range of securities, to include, corporate and municipal bonds, equity securities, and convertible securities.

Educational Background:

Schneider received his undergraduate degree, a Bachelor of Science in Economics, with honors, with four majors: Finance, Economics, Organizational Management and Entrepreneurial Management, from the University of Pennsylvania’s Wharton School of Business.

Halford W. Johnson, Age 51, Chief Financial Officer - From October 2012 to April 2014, Mr. Johnson the CFO of Capstone Affluent Strategies, Inc., an exclusive independent wealth management firm in Irvine, California. On September 25, 2013, Mr. Johnson was appointed as the CFO of Capstone Financial Group, Inc. As CFO, Mr. Johnson's responsibilities include analysis of company sales, expenses and cash flow, creating and maintaining financial reports and oversight of compliance, administrative staff and payroll. Mr. Johnson has 28 years of experience in financial services, with emphasis on the areas of investment, business and estate planning, as well as compliance supervision. Mr. Johnson worked for JPMorgan Chase-Chase Investment Services Corp from 2000-2012 as an Administrative Officer before joining Capstone Affluent Strategies, Inc./Capstone Financial Group, Inc. in 2012.

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

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company and only having three executive officers, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of our peer companies. To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company. Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Summary Compensation

The following table details compensation paid to the Company’s Officers and Directors for the year ended December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on April 14, 2014, relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 93,514,237 shares of common stock outstanding.

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

		Amount of
		Beneficial
Title of Class	Name and address of Beneficial Owner (1)	Ownership	Percent of Class
Common	Darin R. Pastor, CEO, Sec/Treasurer and Director	69,702,777	74.50%
Common	George L. Schneider, President and Director	9,036,000	9.60%
Common	Halford W. Johnson, Chief Financial Officer	119,497	0.10%
	All Directors and Officers as a Group	78,858,274	84.30%

(1)	As used in this table, "beneficial ownership" means the sole or united power to vote, or to direct the voting of, a security, or the sole or united investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). Each Parties' address is in care of the Company at 2600 Michelson Dr., Suite 700, Irvine CA 92612.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,AND DIRECTOR INDEPENDENCE

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

On August 8, 2013, we entered into (as borrower) an unsecured $500,000 revolving line of credit with Capstone Affluent Strategies, Inc., which was owned and controlled by Darin Pastor. The line of credit bore interest at 2% per annum with principal and interest due on August 8, 2015.

On September 13, 2013, we entered into (as lender) an unsecured $500,000 revolving line of credit with Capstone Affluent Strategies, Inc., which was owned and controlled by Darin Pastor. In October 2013, the maximum amount available under this line of credit was increased to $2,000,000. The line of credit bore interest at 2% per annum with principal and interest due on September 13, 2015. At December 31, 2013 this balance was $892,093.

Our office space located at 2600 Michelson Dr., Suite 700, Irvine, CA 92612. As of December 31, 2013, our monthly rent is $28,736, which commenced on August 26, 2013 continuing through March 2015 on a month to month basis with no commitment. Prior to August, 2013 office space was provided at no cost from a former officer and director of the Company.

Certain Control Persons

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

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)	AUDIT FEES
The following table sets forth the fees paid or accrued by us for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, etc., for the year ended December 31, 2012 and December 31, 2013:
	Fiscal Year Ended	Fiscal Year Ended
	December 31,	December 31,
	2013	2012
Audit Fees
De Joya Griffith, LLC	$—	$4,500
Seale & Beers, CPAs	13,000	—
	$13,000	$4,500

(2)	AUDIT-RELATED FEES
None.
(3)	TAX FEES
None.
(4)	ALL OTHER FEES
None.
(5)	AUDIT COMMITTEE POLICIES AND PROCEDURES
We do not have an audit committee.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	We have filed the following documents as part of this Annual Report on Form 10-K:

                                                        i.      The financial statements listed in the "Index to Financial Statements" on page 26 are filed as part of this report.

                                                      ii.      Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                                     iii.      Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	ending	Exhibit	date
2.1	[Common] Stock Purchase Agreement dated Sept. 6, 2013 between Ryan Faught and Darin Pastor	X
2.2	Common] Stock Purchase Agreement dated Sept. 6, 2013 between Ryan Faught and George L. Schneider	X
2.3	Agreement and Plan of Merger among the Company, Capstone Sub Co. and Capstone Affluent Strategies, Inc. dated Dec. 13, 2013		8-K		2.1	12/13/2013
2.3.1	Rescission of Agreement and Plan of Merger among the Company, Capstone Sub Co. and Capstone Affluent Strategies, Inc. dated Dec. 13, 2013		8-K		10.1	5/1/2014
2.4	Articles of Merger filed Jan. 15, 2014, between Capstone Sub Co. and Capstone Affluent Strategies, Inc.		8-K		3(i)(d)	1/16/2014
3.1	Articles of Incorporation of Creative App Solutions Inc. dated Jul. 10, 2012		S-1		3(i)(a)	10/17/2012
3.1.1	Certificate of Amendment to Articles of Incorporation filed Aug. 26, 2013		8-K		3(i)(a)	8/29/2013
3.1.2	Certificate of Change filed Sept. 6, 2013		8-K		3(i)(c)	9/12/2013
3.2	Bylaws		S-1		3(ii)	10/17/2012
3.2.1	Amended Bylaws, adopted August 26, 2013	X
10.1	Promissory Note from Capstone Affluent Strategies, Inc. in favor of Darin Pastor, dated October 4, 2012	X
10.2	Promissory Note from Capstone Affluent Strategies, Inc. in favor of Darin Pastor, dated October 22, 2012	X
10.3	Promissory Note from Capstone Affluent Strategies, Inc. in favor of Darin Pastor, dated December 31, 2012	X
10.4	Full and Complete Release of Liability Agreement - [Former officer forgives $14,202 of Company debt, on August 26, 2013]	X
10.5	Assignment, Assumption and Consent Agreement dated August 26, 2013 between the Company and Darin Pastor	X
10.6	Revolving Credit Grid Note dated Aug. 8, 2013 between the Company (as “Maker”) and Capstone Affluent Strategies, Inc.		10-Q	9/30/2013	10.1	11/19/2013
10.7	Revolving Credit Grid Note dated September 13, 2013 between the Company and Capstone Affluent Strategies, Inc. (as “Maker”)		10-Q	9/30/2013	10.2	11/19/2013
10.7.1	Amendment No. 1 to Revolving Credit Grid Note, dated Oct. 7, 2013		10-Q	9/30/2013	10.3	11/19/2013
10.8	Series A Warrant, dated as of Sept. 30, 2014, issued by Twinlab Consolidated Holdings, Inc. to the Company		8-K		10.1	10/6/2014
10.9	Stock Option, dated Aug. 1, 2014, from respective holders of common stock of Twinlab Consolidated Holdings, Inc. to the Company		13d		2	12/17/2014

Exhibit Index (Continued)

Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	ending	Exhibit	date
10.10	Series B Warrant, dated as of Sept. 30, 2014, issued by Twinlab Consolidated Holdings, Inc. to the Company		8-K	10.2	10/6/2014
10.11	Common Stock Put Agreement, dated as of Sept. 30, 2014, between Twinlab Consolidated Holdings, Inc. and the Company		8-K	10.3	10/6/2014
10.11.1	Amendment No. 1 to Common Stock Put Agreement, dated Dec. 15, 2014	X
10.12	Registration Rights Agreement, dated as of Sept. 30, 2014, between Twinlab Consolidated Holdings, Inc. and the Company		8-K	10.4	10/6/2014
10.13	Agreement among the Company, Darin Pastor and Capstone Affluent Strategies, Inc., dated October 28, 2014	X
10.14	Agreement to Reform Promissory Notes Due to Scrivener’s Error, among the Company, Darin Pastor and Capstone Affluent Strategies, Inc., dated December 15, 2014	X
14.1	Corporate Code of Ethics for Financial Officers, adopted August 8, 2013	X
16.1	Letter from De Joya Griffith, LLC (November 18, 2013)		8-K	16.2	11/19/2013
16.2	Letter from Seale and Beers, CPAs (August 4, 2014)		8-K	16.1	8/4/2014
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act – CEO	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act – CFO	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act – CEO	X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act – CFO	X
101 INS**	XRBL Instance Document	X
101.SCG**	XRBL Taxonomy Extension Schema	X
101.CAL**	XRBL Taxonomy Extension Calculation Linkbase	X
101.DEF**	XRBL Taxonomy Extension Definition Linkbase	X
101.LAB**	XRBL Taxonomy Extension Label Linkbase	X
101.PRE**	XRBL Taxonomy Extension Presentation Linkbase	X

**	XRBL (Extensible Business Reporting Language information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE FINANCIAL GROUP, INC.

By: /S/ Darin R. Pastor

Darin R. Pastor, Chief Executive Officer

Date: February 18, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Darin R. Pastor	Chairman of the Board of Directors,	February 18, 2015
Darin R. Pastor	Chief Executive Officer (Principal Executive Officer) and Chief Executive Officer
/S/ Halford W. Johnson	Chief Financial Officer	February 18, 2015
Halford W. Johnson	(Principal Financial Officer)
/S/ George L. Schneider	Director	February 18, 2015
George L. Schneider

CAPSTONE FINANCIAL GROUP, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Capstone Financial Group, Inc:

We have audited the accompanying balance sheet of Capstone Financial Group, Inc. as of December 31, 2013, and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2013 financial statements referred to above present fairly, in all material respects, the financial position of Capstone Financial Group, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California

February 18, 2015

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

/s/ De Joya Griffith,LLC

Henderson, Nevada

March 21,2013

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052 Telephone (702) 563-1600 ● Facsimile (702) 920-8049 www.dejoyagriffith.com

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$—	$6,140
Prepaid expense	16,895	—
Deposit	100,000	—
Total current assets	116,895	6,140

Line of credit receivable, net - related party	580,043	—
Accrued interest receivable - related party	6,542	—

Total assets	$703,480	$6,140

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$12,973	$300
Accrued taxes payable	800	—
Accrued payroll liabilities	11,960	—
Total current liabilities	25,733	300

Long term liabilities:
Accrued interest payable	—	501
Accrued interest payable - related party	4,519	283
Line of credit payable	—	35,000
Note payable - related party	—	10,000
Total long term liabilities	4,519	45,784

Total liabilities	30,252	46,084

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of December 31, 2013 and 2012, respectively	—	—
Common stock, $0.001 par value, 2,000,000,000 shares
authorized, 93,025,000 and 80,200,000 shares issued and outstanding
as of December 31, 2013 and 2012, respectively	93,025	80,200
Additional paid in capital	1,353,677	(75,700)
Accumulated deficit	(773,474)	(44,444)
Total stockholders' equity (deficit)	673,228	(39,944)

Total liabilities and stockholders' equity (deficit)	$703,480	$6,140

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENTS OF OPERATIONS

		Inception
	For the	(July 11, 2012)
	year ended	to
	December 31,	December 31,
	2013	2012

Revenue	$164,593	$—

Operating expenses:
General and administrative	302,150	684
Payroll expense	205,607	—
Professional fees	352,270	42,976
Professional fees - related party	31,490	—
Total operating expenses	891,517	43,660
Loss from operations	(726,924)	(43,660)

Other income (expense):
Interest income	6,595	—
Interest expense	(2,963)	(501)
Interest expense - related party	(4,938)	(283)
Total other expense	(1,306)	(784)
Net loss before income taxes	(728,230)	(44,444)
Income tax expense	800	—

Net loss	$(729,030)	$(44,444)

Weighted average number of common
shares outstanding - basic and diluted	83,387,110	79,732,571

Net loss per share - basic and diluted	$(0.01)	$(0.00)

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
			Paid		Stockholders'
	Common Shares		in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Inception, (July 10, 2012)	—	$—	$—	$—	$—

July 11, 2012 Issuance of
common stock for cash	80,000,000	80,000	(76,000)	—	4,000

July 19, 2012 Issuance of
common stock for cash	200,000	200	300	—	500

Net loss	—	—	—	(44,444)	(44,444)
Balance December 31, 2012	80,200,000	$80,200	$(75,700)	$(44,444)	$(39,944)

February 25, 2013 Issuance of
common stock for cash	10,000,000	$10,000	$40,000	$—	$50,000

April 16, 2013 Issuance of
common stock services	1,000,000	1,000	4,000	—	5,000

June 6, 2013 Cancellation of
common stock for services	(1,000,000)	(1,000)	(4,000)	—	(5,000)

August 26, 2013 Forgiveness of
debt with related party	—	—	14,202	—	14,202

September 30, 2013 Issuance of
common stock for cash	1,470,000	1,470	292,530	—	294,000

December 31, 2013 Issuance of
common stock for cash	1,355,000	1,355	1,082,645	—	1,084,000

Net loss	—	—	—	(729,030)	(729,030)

Balance December 31, 2013	93,025,000	$93,025	$1,353,677	$(773,474)	$673,228

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENTS OF CASH FLOWS

		Inception
	For the	(July 10, 2012)
	year ended	to
	December 31,	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(729,030)	$(44,444
Adjustments to reconcile net loss
to net cash used in operating activities:
Stock issued for services	—	500
Forgiveness of Debt - related party	14,202	—
Changes in operating assets and liabilities:
Increase in prepaid expense	(16,895)	—
Increase in accrued interest payable - related party	4,236	283
Increase in line of credit receivable - related party	(580,043)	—
Increase in accrued interest receivable - related party	(6,542)	—
Increase in deposit	(100,000)	—
Increase in accounts payable	12,673	300
Increase in accrued taxes payable	800	—
Increase (decrease) in accrued interest payable	(501)	501
Increase accrued payroll labilities	11,960	—
Net cash used in operating activities	(1,389,140)	(42,860

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit payable	(35,000)	35,000
Proceeds from notes payable - related party	(10,000)	10,000
Proceeds from sale of common stock, net of offering costs	1,428,000	4,000
Net cash provided by financing activities	1,383,000	49,000

NET CHANGE IN CASH	(6,140)	6,140

CASH AT BEGINNING OF PERIOD	6,140	—
CASH AT END OF PERIOD	$—	$6,140

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on July 10, 2012 (Date of Inception) under the laws of the State of Nevada, as Creative App Solutions, Inc. On August 23, 2013, the Company amended its articles of incorporation and changed its name to Capstone Financial Group, Inc.

During the period of inception (July 10, 2012)through December 31, 2012, the Company had not commenced significant operations and, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, the Company was considered a development stage company. During the year ended December 31, 2013, the Company exited the development stage.

Nature of operations

The Company was initially intended to design and sell mobile application for the Apple and Android platforms. During the year ended December 31, 2013, the Company changed its business to a holding company. Capstone uses its own capital to acquire the outstanding stock of other companies. Capstone does not produce goods or services itself. Rather, its primary purpose is to own and trade shares of other companies. Capstone's principals have a long track record of implementing operational improvements through the exercise of influence at a company, often as a result of becoming one of its largest shareholders.

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

The Company will record revenue when it is realizable and earned and the services have been rendered to the customers. During the year ended December 31, 2013, the Company recorded $164,593 in revenue related to professional services and expenses rendered in connection with agreement dated August 26, 2013 that was assigned by an officer, director and shareholder of the Company.

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were $44,173 and $0 advertising and marketing costs included in general and administrative expenses for the year ended December 31, 2013 and from Inception (July 10, 2012) to December 31, 2012.

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

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non- current depending on the periods in which the temporary differences are expected to reverse.

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

Commitments

At December 31, 2013 the Company had no outstanding commitments

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

NOTE 3 – LINE OF CREDIT RECEIVABLE, NET – RELATED PARTY

On August 8, 2013, the Company entered into (as borrower) an unsecured $500,000 revolving line of credit with Capstone Affluent Strategies, Inc., which was owned and controlled by Darin Pastor. The line of credit bore interest at 2% per annum with principal and interest due on August 8, 2015. At December 31, 2013, the balance payable on the line of credit was $892,093 as the amount increased due to unrecorded expenses and the need for this restatement.

On September 13, 2013, the Company entered into (as lender) an unsecured $500,000 revolving line of credit with Capstone Affluent Strategies, Inc., which was owned and controlled by Darin Pastor. In October 2013, the maximum amount available under this line of credit was increased to $2,000,000. The line of credit bore interest at 2% per annum with principal and interest due on September 13, 2015. At December 31, 2013, the balance receivable on the line of credit was $1,472,136.

The above receivable and payable with Capstone Affluent Strategies, Inc. has been presented as a net receivable in the accompanying balance sheet in the amount of $580,043 due to a right of offset.

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

NOTE 5 – INCOME TAXES

The FASB Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of December 31, 2013 and 2012.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at December 31, 2013 or December 31, 2012, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2013 and 2012.

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES (CONTINUED)

The FASB Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of December 31, 2013 and 2012.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at December 31, 2013 or December 31, 2012, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2013 and 2012.

The Company has not completed a formal Section 382 analysis regarding the limitation of net operating loss carryforwards. As such, the Company’s net operating loss carryforwards may be limited if an ownership change occurred. The Company does not presently plan to complete a formal Section 382 analysis, and there is a full valuation allowance against its deferred tax assets for net operating losses. The company plans to perform a formal Section 382 analysis if there is sufficient taxable income in future years to begin utilizing its net operating loss carryforwards.

At December 31, 2013 and 2012, the Company had a cumulative federal operating loss carryforwards of approximately $736,000 and $45,000, respectively, which begins to expire in 2032.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
Net operating loss carryforward	$302,397	$15,380
Total deferred tax assets	302,397	15,380
Less: Valuation allowance	(302,397)	(15,380)
Net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $302,397 and $15,380, respectively. The net operating losses will begin to expire in 2032.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  Management believes it is more likely than not that the deferred tax assets as of December 31, 2013 will not be realized based on the management’s assessment that the deductions ultimately recognized for tax purposes will be fully utilized. Therefore full valuation allowances were set up for these deferred tax assets as of 12/31/2013 and 12/31/2012.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2013 and 2012:

	2013	2012
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35%	35%
Effective tax rate	0%	0%

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES (CONTINUED)

The components of income tax expense (benefit) for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Current tax expense (benefit)	800	—
Deferred tax expense (benefit)	—	—
Total income tax expense (benefit)	800	—

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

NOTE 7 - DEPOSIT

At December 31, 2013 the Company had made a $100,000 deposit related to an anticipated purchase transaction. In February 2014, the transaction was cancelled and the $100,000 was repaid to the Company.

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - RESTATEMENT (UNAUDITED)

During the third and fourth quarters of 2013, the Company recorded additional expenses related to its operations subsequent to the August 26, 2013 change in control. As a result, net loss increased $214,193 and $372,262 for the quarters ending September 30 and December 31, 2013 respectively. For the year ending December 31, 2013, net loss increased by $585,455.

2013 (As Originally Recorded)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Cash	$26,413	$2,959	$45,566	$—
Prepaid expense	—	—	—	10,364
Accounts Receivable	—	—	—	—
Total current assets	26,413	2,959	45,566	10,364
Line of credit receivable - related party	—	—	370,000	1,472,136
Accrued interest receivable - related party	—	—	264	6,542
Deposit receivable	—	—	—	100,000
Total assets	$26,413	$2,959	$415,830	$1,589,042
			—
Accounts payable	$4,503	$449	$5,474	$8,482
Accrued liabilities	—	—	—	—
Accrued interest payable	1,478	2,812	—	—
Accrued income tax payable	—	—	—	—
Accrued payroll liabilities	—	—	—	—
Accrued interest payable - related party	431	580	358	1,637
Line of credit	65,700	92,200	—	—
Note payable - related party	10,000	10,000	154,443	320,240
Total liabilities	82,112	106,041	160,275	330,359
Total stockholders' equity (deficit)	(55,699)	(103,082)	255,555	1,258,683
	$26,413	$2,959	$415,830	$1,589,042

					Year ended
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	12/31/2013
Revenue	$—	$—	$121,627	$42,966	$164,593

Operating expenses:
General and administrative	681	752	12,689	11,060	25,182
Payroll expense	—	—	—	—	—
Professional fees	63,948	45,148	52,636	107,077	268,809
Professional fees - related party	—	—	5,000	10,700	15,700
Total operating expenses	64,629	45,900	70,325	128,837	309,691

Other income (expense):
Interest income	—	—	264	6,278	6,542
Interest expense	(978)	(1,333)	(652)	—	(2,963)
Interest expense - related party	(148)	(150)	(479)	(1,279)	(2,056)
Total other income (expense)	(1,126)	(1,483)	(867)	4,999	1,523
Net loss before income taxes	(65,755)	(47,383)	50,435	(80,872)	(143,575)
Income tax	—	—	—	—	—
Net loss	$(65,755)	$(47,383)	$50,435	$(80,872)	$(143,575)

Weighted average number of common
shares outstanding - basic	4,204,444	4,510,000	90,311,848	92,347,500	80,180,488

Net loss per share - basic	$(0.02)	$(0.01)	$(0.00)	$(0.00)	$(0.00)

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - RESTATEMENT (UNAUDITED) - CONTINUED

2013 (As Restated)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Cash	$26,413	$2,959	$45,566	$—
Prepaid expense	—	—	—	16,895
Accounts Receivable	—	—	—	—
Total current assets	26,413	2,959	45,566	16,895
Line of credit receivable - related party	—		1,364	580,043
Accrued interest receivable - related party	—	—	264	6,542
Deposit receivable	—	—	—	100,000
Total assets	$26,413	$2,959	$47,194	$703,480

Accounts payable	$4,503	$449	$5,474	12,973
Accrued liabilities	—	—	—	—
Accrued interest payable	1,478	2,812	—	—
Accrued income tax payable	—	—	—	800
Accrued payroll liabilities	—	—	—	11,960
Accrued interest payable - related party	431	580	358	4,519
Line of credit	65,700	92,200	—	—
Note payable - related party	10,000	10,000	—	—
Total liabilities	82,112	106,041	5,832	30,252
Total stockholders' equity (deficit)	(55,699)	(103,082)	41,362	673,228
	$26,413	$2,959	$47,194	$703,480

					Year ended
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	12/31/2013
Revenue	$—	$—	$121,627	$42,966	$164,593

Operating expenses:
General and administrative	681	752	107,684	193,033	302,150
Payroll expense	—	—	102,599	103,008	205,607
Professional fees	63,948	45,148	69,262	173,912	352,270
Professional fees - related party	—	—	5,000	26,490	31,490
Total operating expenses	64,629	45,900	284,545	496,443	891,517

Other income (expense):
Interest income	—	—	291	6,304	6,595
Interest expense	(978)	(1,333)	(652)	—	(2,963)
Interest expense - related party	(148)	(150)	(479)	(4,161)	(4,938)
Total other income (expense)	(1,126)	(1,483)	(840)	2,143	(1,306)
Net loss before income taxes	(65,755)	(47,383)	(163,758)	(451,334)	(728,230)
Income tax	—	—	—	800	800
Net loss	$(65,755)	$(47,383)	$(163,758)	$(452,134)	(729,030)

Weighted average number of common
shares outstanding - basic	4,204,444	4,510,000	90,311,848	92,347,500	83,387,110

Net loss per share - basic	$(0.02)	$(0.01)	$(0.00)	(0.00)	$(0.01)

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 18, 2015, the date the financial statements were available to be issued. Except as noted below, there were no events which require adjustments to, or disclosure in, the financial statements for the year ended December 31, 2013.

In October 2014, the Company acquired directly from Darin Pastor (the sole shareholder of Affluent), certain assets of Affluent and assumed certain liabilities of Affluent (which had been dissolved on April 2014). The Company specifically undertook liability for promissory notes with an original aggregate principal amount of $3.8 million by Capstone Affluent Strategies, Inc. in favor of Darin Pastor. In connection with those transactions, the crossing revolving lines of credit between the Company and Affluent were cancelled.

In August 2014, the Company purchased 10,987,500 shares of common stock of Twinlab Consolidated Holdings, Inc. (“Twinlab”) in private transactions from 25 shareholders, for total consideration of $3,296.

Additionally, in August 2014, the Company purchased options to acquire 8,743,000 currently-outstanding shares of Twinlab’s Common Stock (collectively, the “Stock Option”) in a private transaction, for total consideration of $2,623. The Stock Option is exercisable at $0.005 per share and expires in August 2015. In November 2014 the Company exercised 436,681 of those options.

In September 2014, Twinlab issued a Series A Warrant to the Company to purchase up to 52,631,579 shares of Twinlab’s Common Stock at an exercise price of $0.76 per share (the “First Warrant”).

Twinlab also issued a Series B Warrant to the Company on September 2014 (the “Second Warrant”). Pursuant to the Second Warrant, the Company has the right to purchase up to 22,368,421 shares of Common Stock at an exercise price of $0.76 per share. The Second Warrant is exercisable from October 2014 through October 2017.

Twinlab and the Company also entered into a Common Stock Put Agreement, dated as of September 30, 2014, as amended on December 15, 2014 (the “Put Agreement”). Pursuant to the Put Agreement, if the Company does not exercise the First Warrant by February 16, 2015 at a rate of no less than 1,461,988 shares of Common Stock (“the Minimum Amount”) per month over the term of the First Warrant (the “Minimum Rate”), Twinlab has the right (subject to certain conditions) to require the Company to exercise the First Warrant monthly at the Minimum Rate for the duration of the First Warrant. The Warrant and Put agreement was amended to extend to February 15, 2015. The Company has not exercised the “Minimum Amount” of shares per the agreement but is currently in discussions with Twinlab and expects to exercise the Minimum Amount within 40 days.

During the first quarter ended March 31, 2014, the Company issued 488,237 shares of Company common stock to a total of 12 accredited investors for a total purchase price of $415,001.

During the second quarter ended June 30, 2014, the Company issued 412,000 shares of Company common stock to a total of 11 accredited investors for a total purchase price of $350,200.

During the third quarter ended September 30, 2014, the Company issued 437,647 shares of Company common stock to a total of 9 accredited investors for a total purchase price of approximately $372,000.

During the fourth quarter ended December 31, 2014, the Company issued 201,764 shares of Company common stock to a total of 5 accredited investors for a total purchase price of $171,500.