Form 10-K/A
period 2013-12-31
CAPSTONE FINANCIAL GROUP, INC.
filed 2015-02-19
CIK 1558432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 3 TO

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

EXPLANATORY NOTE

The purpose of this Amendment No. 3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, filed with the Securities and Exchange Commission on February 18, 2015 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language). No other changes have been made to the Form 10-Q. This Amendment No. 3 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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