Form 10-K/A
period 2013-12-31
CAPSTONE FINANCIAL GROUP, INC.
filed 2015-02-20
CIK 1558432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 4 TO

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

EXPLANATORY NOTE

The purpose of this Amendment No. 4 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 19, 2015 (the “Form 10-K”), is solely to explain that the Explanatory Note for Amendment No. 3 errantly stated the amendment was to Form 10-Q for the quarter ended December 31, 2014 rather than Form 10-K for year ended December 31, 2013. No other changes have been made to the Form 10-K. This Amendment No. 4 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE FINANCIAL GROUP, INC.

By: /S/ Darin R. Pastor

Darin R. Pastor, Chief Executive Officer

Date: February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ Darin R. Pastor	Chairman of the Board of Directors,	February 20, 2015
Darin R. Pastor	Chief Executive Officer (Principal Executive Officer) and Chief Executive Officer
/S/ Halford W. Johnson	Chief Financial Officer	February 20, 2015
Halford W. Johnson	(Principal Financial Officer)
/S/ George L. Schneider	Director	February 20, 2015
George L. Schneider

EXHIBIT INDEX

Incorporated by reference
Exhibit		Filed		Period		Filing
Number	Exhibit Description	herewith	Form	ending	Exhibit	date
101 INS**	XRBL Instance Document	X
101.SCG**	XRBL Taxonomy Extension Schema	X
101.CAL**	XRBL Taxonomy Extension Calculation Linkbase	X
101.DEF**	XRBL Taxonomy Extension Definition Linkbase	X
101.LAB**	XRBL Taxonomy Extension Label Linkbase	X
101.PRE**	XRBL Taxonomy Extension Presentation Linkbase	X

**	XRBL (Extensible Business Reporting Language information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.