Form 10-Q/A
period 2014-03-31
CAPSTONE FINANCIAL GROUP, INC.
filed 2015-04-08
CIK 1558432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54905

CAPSTONE FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-0684479
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2600 Michelson Drive, Suite 700, Irvine, CA	92612
(Address of principal executive offices)	(Zip Code)

(866)798-4478
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer(Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on April 8, 2015 was 94,564,648 shares.

*EXPLANATORY NOTE: Capstone Financial Group, Inc. is filing this amendment of its Quarterly Report on Form 10-Q for the first quarter of 2014 in order to (a) correct the reporting of substantial loans by a related party and substantial Company expenses (as a result of which the Company's Board of Directors concluded on November 13, 2014 that for comparative purposes the previously issued unaudited financial statements and certain other financial information contained in the original Form 10-Q should no longer be relied upon, (b) conform the financial statements to the accounting and financial reporting conventions of the investment company industry, in view of the 2014 change in the Company's business focus, (c) revise certain asset valuations, and (d) make certain other corrections.

CAPSTONE FINANCIAL GROUP, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2014

Index to Report on Form 10-Q/A

(Amendment No. 1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Cash	$33,384	$—
Line of credit receivable, net - related party	703,397	580,043
Accrued interest receivable - related party	15,049	6,542
Prepaid expense	9,417	16,895
Deposit	55,000	100,000
Total assets	$816,247	$703,480

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$—	$12,973
Accrued taxes payable	800	800
Accrued payroll liabilities	4,567	11,960
Accrued interest payable - related party	9,343	4,519
Total liabilities	14,710	30,252

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of March 31,2014 and December 31, 2013	—	—
Common stock, $0.001 par value, 2,000,000,000 shares
authorized; issued and outstanding 93,513,237 at
March 31, 2014 and 93,025,000 at December 31, 2013	93,513	93,025
Additional paid in capital	1,768,189	1,353,677
Common stock subscription (59,412 shares)	50,500	—
Accumulated deficit	(1,110,665)	(773,474)
Total stockholders' equity	801,537	673,228

Total liabilities and stockholders' equity	$816,247	$703,480

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31,
	2014	2013
Investment Income
Interest - related party	$8,507	$—
Total investment income	8,507	—
Expenses
Payroll expense	76,334	—
Professional fees	82,562	63,948
General and administrative	179,060	681
Debt interest expense	—	978
Interest expense - related party	4,823	148
Total expenses	342,779	65,755
Realized and Unrealized Loss on Investments
Unrealized loss on investment securities	(2,919)	—
Net loss on investments	(2,919)	—

Net loss	$(337,191)	$(65,755)
Net loss per share - basic and diluted	$(0.00)	$(0.00)
Shares used in computation of basic and diluted
earnings per share	93,237,414	84,088,889

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(unaudited)

			Additional		Common	Total
	Common Shares		Paid-in	Accumulated	Stock	Equity
	Shares	Amount	Capital	Deficit	Subscription	(Deficit)

Balance December 31, 2013	93,025,000	$93,025	$1,353,677	$(773,474)	—	$673,228

February 25, 2014 Issuance of common stock for cash	488,237	488	414,512	—	—	415,000

March 14, 2014 common stock subscribed to be issued May 8, 2014	—	—	—	—	50,500	50,500

Net loss	—	—	—	(337,191)	—	(337,191)

Balance March 31, 2014	93,513,237	$93,513	$1,768,189	$(1,110,665)	$50,500	$801,537

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(337,191)	$(65,755)
Adjustments to reconcile net loss to net cash used
in operating activities:
Purchase of investments	(2,919)	—
Net change in unrealized depreciation on investment securities	2,919
(Increase) decrease in operating assets:
Accrued interest receivable - related party	(8,507)	—
Prepaid expense	7,478	—
Deposits	45,000	—
Increase (decrease) in operating liabilities:
Accounts payable	(12,973)	4,203
Accrued payroll liabilities	(7,393)	—
Accrued interest payable - related party	4,824	148
Accrued interest payable	—	977
Net cash used in operating activities	(308,762)	(60,427)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	415,000	50,000
Proceeds from sale of stock subscriptions received	50,500	—
Net repayments of line of credit, net - related party	(123,354)	30,700
Net cash provided by financing activities	342,146	80,700

Increase in cash and cash equivalents	33,384	20,273
Cash and cash equivalents at beginning of period	—	6,140
Cash and cash equivalents at end of period	$33,384	$26,413

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Capstone Financial Group, Inc. ("Capstone or the "Company"), an investment company headquartered in Irvine, California, uses capital to acquire the outstanding stock of other companies. Capstone does not produce goods or services itself.  Rather, its primary purpose is to own and trade shares of other companies. Capstone's principals have previous experience of implementing operational improvements through the exercise of influence at a company, often as a result of becoming one of its largest shareholders. The principals seek to improve privately-held or illiquid companies through operational and strategic initiatives designed to increase their overall value.

Capstone works with the management and boards of its portfolio companies, aiming to significantly enhance the portfolio companies’ long-term earnings power in an effort to increase shareholder value.  While Capstone does not manage the day-to-day operations of these companies, Capstone maintains a thorough understanding of how these companies operate and evaluates their performance and prospects on an ongoing basis.

The Company was incorporated on July 10, 2012 (Date of Inception) under the laws of the State of Nevada, as Creative App Solutions, Inc.  On August 23, 2013, the Company amended its articles of incorporation and changed its name to Capstone Financial Group, Inc.

During the period of inception (July 10, 2012) through December 31, 2012, the Company had not commenced significant operations and, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, the Company was considered a development stage company.  During the year ended December 31, 2013, the Company exited the development stage and effective January 1, 2014, transitioned its business plan to that of an investment company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared using the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and the accounting and financial reporting conventions of the investment company industry.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no effect on the previous reported results of operations or stockholders equity (deficit).

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers any investments in short-term money market funds with original maturities of three months or less to be cash equivalents.

Investments

Investments primarily comprise strategic, non-controlling equity ownership interests in privately held or illiquid businesses. These strategic investments are accounted for at fair value. The Company currently values its investments at fair value as determined by internal valuation guidelines as well as outside appraisals.

Strategic investments are reviewed on an ongoing basis to ensure that the carrying values of the investments have not been impaired. If the Company determines that an impairment loss on a strategic investment has occurred due to a decline in fair value or other market conditions, the investment is written down to its estimated fair value.

Fair Value Measurements

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

•	Level 1: Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.
•	Level 2: Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that are derived principally from or can be corroborated by observable market data by correlation or other means.
•	Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For some products or in certain market conditions, observable inputs used in valuing certain financial assets and liabilities were unavailable. In situations where there is little, if any, market activity for an asset or liability at the measurement date, the fair value measurement objective remains to measure the financial asset at the price that would be received by the holder of the financial asset (or liability) in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.

The following describes the valuation methodologies the Company uses to measure its investments at fair value on a recurring basis:

Common Stocks

Generally, when the Company invests in common stocks that are traded on the NASDAQ Markets or over-the-counter markets (such as OTCBB or Pink Sheets), common stocks are valued at the last traded price. If there is no trade on a measurement date, the Company will typically value the common stock at the closing bid price. However, in certain circumstances, the closing trading price is not considered to be a fair indication of the value for which the Company can sell the common stock. In such cases, the common stock must be analyzed to determine what exit price the Company would receive when liquidating the position. These positions are classified as Level 3 securities by the Company.

The significant unobservable inputs used in the fair value measurement of the Company’s Level 3 common stocks are duration and discount rate, which are used in a discounted cash flow model. Increases or decreases in any of those inputs in isolation would result in fluctuations in the fair value measurement.

Revenue Recognition - Investment Services

The Company recognizes revenue for services when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the investment banking service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company will record revenue when it is realizable and earned and the investment services have been rendered to the customers.  During the three months ended March 31, 2014, the Company recorded $8,507 interest income from a related entity.

Earnings Per Share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As of March 31, 2014, there were no dilutive common shares equivalents outstanding.

Concentration of Revenue

During the three months ended March 31, 2014, 100% of the Company’s revenue $8,507 in interest income came from a single related party.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of March 31, 2014 the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of March 31, 2014, no income tax expense was incurred.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through the date of this filing, and management does not expect adoption of such pronouncements to have an impact on the Company’s financial statements.

NOTE 3 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 –INVESTMENTS

During the three months ended March 31, 2014, the Company purchased shares in a company traded on the OTC Markets for a total of $2,919. The Company currently categorizes these holdings as level 3 assets. This investment is carried at $0 value based on management valuation guidelines.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 5 – LINE OF CREDIT RECEIVABLE, NET – RELATED PARTY

On August 8, 2013, the Company entered into (as borrower) an unsecured $500,000 revolving line of credit with Capstone Affluent Strategies, Inc., which was owned and controlled by the Company’s chief executive officer. The line of credit bore interest at 2% per annum with principal and interest due on August 8, 2015. At March 31, 2014, the balance payable on the line of credit was $1,099,274.

On September 13, 2013, the Company entered into (as lender) an unsecured $500,000 revolving line of credit with Capstone Affluent Strategies, Inc., which was owned and controlled by the Company’s chief executive officer. In October 2013, the maximum amount available under this line of credit was increased to $2,000,000. The line of credit bore interest at 2% per annum with principal and interest due on September 13, 2015. At March 31, 2014, the balance receivable on the line of credit was $1,802,671.

The above receivable and payable with Capstone Affluent Strategies, Inc. has been presented as a net receivable in the accompanying Statements of Financial Position in the amount of $703,397 due to a right of offset. Capstone Affluent Strategies has been dissolved and this is presented as a net receivable from Darin Pastor (See Note 7).

NOTE 6 – DEPOSIT

At December 31, 2013, the Company had made a $100,000 deposit related to an anticipated purchase transaction. In February 2014, the transaction was cancelled, and the $100,000 was repaid to the Company. During the three months ended March 31, 2014, the Company made a deposit of $55,000 toward an anticipated purchase transaction. This deposit relating to the entity acquisition remains outstanding as of April 2015.

NOTE 7 – LINE OF CREDIT PAYABLE – RELATED PARTY

On August 8, 2013, the Company executed a revolving credit line with an entity owned and controlled by the Company’s chief executive officer for up to $500,000.  The unsecured line of credit bears interest at 2% per annum with principal and interest due on August 8, 2015.  During the three months ended March 31, 2014, the Company offset the amount due to the related party against the receivable balance (See Note 5).

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY

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

During March 2014, the Company recorded a common stock subscription of 59,412 shares at $0.85 per share totaling $50,500.  As of May 8, 2014, all of these shares were issued in relation to the common stock subscribed.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

None

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 10 – RESTATEMENT

The table below reflects the original filing on Form 10-Q and the restatement of omission of certain operating expenses.

2014 (As Originally Recorded)	1st Quarter	2014 (As Restated)	1st Quarter
Cash	$26,304
Accounts Receivable	44,067	ASSETS:
Prepaid expense	850	Cash and cash equivalents	$33,384
Total current assets	71,221

Investment securities	2,935
Line of credit receivable - related party	1,902,670
Accrued interest receivable - related party	15,437
Deposit receivable	55,000
		Receivable line of credit, net - related party	703,397
		Receivable interest - related party	15,049
		Prepaids	9,417
		Other assets - deposit	55,000
Total assets	$2,047,263	Total assets	$816,247

		LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$8,291	Payables - taxes	$800
Total current liabilities	8,291	Payables payroll	4,567
Accrued interest payable - related party	3,248	Payables interest - related party	9,343
Note payable - related party	339,001	Total liabilities	14,710
Total liabilities	350,540
Total stockholders' equity (deficit)	1,696,723	EQUITY	801,537
	$2,047,263	Total liabilities and equity	816,247

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 10 – RESTATEMENT (CONTINUED)

	1st Quarter		1st Quarter
Revenue:	$33,703	Investment Income:	$8,507

Operating expenses:		Expenses:
General and administrative	114	Payroll expense	76,334
Professional fees	69,184	Professional fees	82,562
Professional fees - related party	-	General and administrative	179,060
Total operating expenses	69,298	Debt interest expense	-
		Interest expense - related party	4,823
Other income (expense):		Other:	-
Interest income	8,895	Total expenses	342,779
Interest expense	-
Interest expense - related party	(1,610)	Realized and Unrealized Loss on Investments
Total other income (expense)	7,285	Unrealized loss on investment securities	(2,919)
Net loss before benefit for income taxes	(28,310)	Net loss on investments	(2,919)
Income tax	-
Net loss	$(28,310)	Net loss	$(337,191)

Weighted average number of common		Weighted average number of common
shares outstanding - basic	93,091,947	shares outstanding - basic	93,237,414

Net loss per share - basic	$(0.00)	Net loss per share - basic	$(0.00)

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Except as noted below, there were no events which require adjustments to, or disclosure in, the financial statements for the period ended March 31, 2014.

During June 2014, the Company issued 412,000 shares of common stock for cash of $350,200 and recorded a common stock subscribed totaling $93,500.

In August 2014, the Company purchased 10,987,500 split-adjusted shares of common stock of Twinlab Consolidated Holdings, Inc. (“Twinlab”) in private transactions from 25 shareholders for total consideration of $3,296.

During August 2014, the Company issued 437,647 shares of common stock for cash of $372,000 and recorded a stock subscription totaling $27,500. In August 2014, the Company also rescinded 1,000 shares issued in January 2014 related to the rescinded Affluent acquisition, which was rescinded in May 2014.

Additionally, in August 2014, the Company purchased options to acquire 8,743,000 currently-outstanding shares of Twinlab’s Common Stock (collectively, the “Stock Option”) in a private transaction, for total consideration of $2,623. The Stock Option is exercisable at $0.0001 per share and expires in August 2015. In November 2014, the Company exercised 436,681 of those options.

In September 2014, Twinlab issued a Series A Warrant to the Company to purchase up to 52,631,579 shares of Twinlab’s Common Stock at an exercise price of $0.76 per share (the “First Warrant”).

Twinlab also issued a Series B Warrant to the Company in September 2014 (the “Second Warrant”). Pursuant to the Second Warrant, the Company has the right to purchase up to 22,368,421 shares of Common Stock at an exercise price of $0.76 per share. Both the First Warrant and the Second Warrants are exercisable from October 2014 through October 2017.

Twinlab and the Company also entered into a Common Stock Put Agreement, dated as of September 30, 2014, as amended on December 15, 2014 (the “Put Agreement”). Pursuant to the Put Agreement, if the Company does not exercise the First Warrant by February 16, 2015 at a rate of no less than 1,461,988 shares of Common Stock (“the Minimum Amount”) per month over the term of the First Warrant (the “Minimum Rate”), Twinlab has the right (subject to certain conditions) to require the Company to exercise the First Warrant monthly at the Minimum Rate for the duration of the First Warrant. In April 2015, the Company exercised 263,158 shares of the "Minimum Amount" of shares per the agreement.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 11 – SUBSEQUENT EVENTS (CONTINUED)

In October 2014, the Company acquired directly from Darin Pastor (the former sole shareholder of Affluent), certain assets of Affluent and assumed certain liabilities of Affluent (which had been dissolved on April 2014). The Company specifically undertook liability for promissory notes with an original aggregate principal amount of $3.8 million by Capstone Affluent Strategies, Inc. in favor of Darin Pastor. In connection with those transactions, the crossing revolving lines of credit between the Company and Affluent were cancelled.

In November 2014, the Company sold 436,681 Twinlab shares to unrelated third parties for approximately $997,000.

During the fourth quarter ended December 31, 2014, the Company issued 201,764 shares of Company common stock to a total of five accredited investors for a total purchase price of $171,500.

In February 2015, the Company exercised the Stock Option. Optioners honored the exercise price as to 7,244,500 Twinlab shares. Other optioners have not yet honored the exercise, as to at least 1,498,500 Twinlab shares.

In March of 2015, the Company sold 2,079,158 Twinlab shares to unrelated parties for approximately $1,580,160.

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to, those referenced in or set forth in “Item 1A. Risk Factors” in this document.

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

On August 26, 2013, we changed our name from Creative App Solutions, Inc. to Capstone Financial Group, Inc.

In September 2013, we effectuated a 20 for 1 forward split of the Company’s issued and unissued common stock. Immediately after the forward split, the number of shares issued and outstanding increased to 90,200,000. The number of authorized shares increased from 100,000,000 to 2,000,000,000 common shares.

During the second quarter of 2013, we changed our business plan to offer financial services and consulting to businesses. In this business, we relied heavily on an officer and director of the Company who holds the proper licensing to conduct such business.

On January 15, 2014, the Company completed the reverse triangular merger, pursuant to the Acquisition Agreement and Plan of Merger (“Merger”), by and among Capstone Sub Co., a Nevada corporation and wholly owned subsidiary of the Company, and Capstone Affluent Strategies, Inc. (“Affluent”), a California corporation, whereby Affluent became a wholly owned subsidiary of the Company. The sole stockholder of Affluent was Darin Pastor, and the purpose of the acquisition was to further a new business focus of the Company.

Pursuant to the Merger, the Company issued 1,000 shares of its restricted common stock in exchange for 100% of Affluent’s issued and outstanding common stock.

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

Additionally, in August 2014, the Company purchased options to acquire 8,743,000 currently-outstanding shares of Twinlab’s Common Stock (collectively, the “Stock Option”) from 14 shareholders in a private transaction, for total consideration of $2,623. The Stock Option is exercisable at $0.0001 per share and expires in August 2015. In February 2015 the Company exercised the Stock Option. Optioners honored the exercise price as to 7,244,500 Twinlab shares. Other optioners have not yet honored the exercise, as to at least 1,498,500 Twinlab shares

In September 2014, Twinlab issued a Series A Warrant to the Company to purchase up to 52,631,579 shares of Twinlab’s Common Stock at an exercise price of $0.76 per share (the “First Warrant”). The First Warrant is exercisable from October 2014 through October 2017.

Twinlab also issued a Series B Warrant to the Company on September 2014 (the “Second Warrant”). Pursuant to the Second Warrant, the Company has the right to purchase up to 22,368,421 shares of Common Stock at an exercise price of $0.76 per share. The Second Warrant is exercisable from October 2014 through October 2017.

Twinlab and the Company also entered into a Common Stock Put Agreement, dated as of September 30, 2014, as amended on December 15, 2014 (the “Put Agreement”). Pursuant to the Put Agreement, if the Company does not exercise the First Warrant by February 16, 2015 at a rate of no less than 1,461,988 shares of Common Stock (“the Minimum Amount”) per month over the term of the First Warrant (the “Minimum Rate”), Twinlab has the right (subject to certain conditions) to require the Company to exercise the First Warrant monthly at the Minimum Rate for the duration of the First Warrant. The Company has not exercised the “Minimum Amount” of shares per the agreement but Twinlab has not yet exercised the put, and the Company still plans to be able to exercise the Minimum Amount.

During the first quarter of 2014 the Company changed its business plan and will uses capital to acquire the outstanding stock of other companies, working closely and constructively with the management and boards of those companies, and aiming to significantly enhance their long-term earnings power and thus increase shareholder value. The Company will also seek to actively trade in our strategic investment positions and enter into private securities transactions with those positions to capitalize on price fluctuations and realize profits or minimize losses.

Capstone continuously investigates possible acquisitions of positions in new businesses, securities and assets, and evaluates the retention and disposition of our existing holdings.  Changes in the mix of our businesses and investments should be expected.

Current Strategic Investments

As of March 31, 2014, the Company held equity securities originally purchased for $2,919 which are valued at $0.

Competition

A large number of entities compete with us to make the types of investments that we target as part of our business strategy.  We compete for such investments with a large number of venture capital funds, other equity and non-equity based investment funds such as business development companies, mutual funds, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies.  Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources than we do.  In addition, some of our competitors may require less information than we do and/or have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2014 and March 31, 2013

Revenue.  Total revenue for the three months ended March 31, 2014 was $8,507 and $0 as 2013 had no income in its startup phase.

Payroll expense.  Payroll expense for the three months ended March 31, 2014 and 2013 were $76,334 and $0 respectively, as a result in the change of our primary business focus in the first quarter of 2014.

Professional fees.  Professional fees for the three months ended March 31, 2014 and 2013 were $82,562 and $63,498, respectively, for an increase of $19,064 or 30% due to increased legal fees.

General and administrative.  General and administrative expenses (other than payroll and professional fees) for the three months ended March 31, 2014 and 2013 were $179,060 and $681, respectively representing an increase of $178,379. The increase was a result of our commencement of active operations.

Interest expense – related party. Interest expense to related parties for the three months ended March 31, 2014 was $4,823 as compared to $148 in the same period of 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had $33,384 in cash and cash equivalents, $0 in financial instruments owned at fair value, $15,049 in receivables, $703,397 in the net receivable line of credit, net, $9,417 in prepaid items and $55,000 in deposits.  We are cash poor.  The company's inability to raise additional capital raises questions about our ability to continue as a going concern.  Since inception, we have financed our cash flow requirements through issuance of common stock.  As we continue and expand our activities, we may continue to experience net negative cash flows from operations.

The realization of cash proceeds, if any, on sales of our securities positions would likely be “bunchy,” unpredictable and irregular. We can make no assurances and therefore we may incur operating losses in the next twelve months.  Our limited operating history makes predictions of future operating results difficult to ascertain.  In the future, we anticipate obtaining additional financing to fund operations through common stock offerings and related-party debt advances, to the extent available.

The following table provides detailed information about our net cash flow for the three-month periods presented in this Quarterly Report.

	For the three months ended March 31,
	2014	2013
Net cash provided by operating activities	$(308,762)	$(60,427)
Net cash provided by financing activities	342,146	80,700
Increase in cash and cash equivalents	33,384	20,273
Cash and cash equivalents at beginning of period	-	6,140
Cash and cash equivalents at end of period	$33,384	$26,413

Operating activities

Net cash used in operating activities was $308,762 for the period ended March 31, 2014 compared to $60,427 for the three months ended March 31, 2013. The Company implemented fair value accounting practices for its investments during the quarter ending March 31, 2014.

Financing activities

Net cash provided by financing activities for the periods ended March 31, 2014 and 2013 was $342,147 and $80,700, respectively and was mainly attributable to capital raised through the sale of common stock.

As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of significant operating revenues.  Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain debt financing to the extent necessary to augment our working capital.  In the future, we need to generate sufficient operating revenues in order to eliminate or reduce the need to sell additional stock or obtain loans.  There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

Our lack of operating history makes predictions of future operating results difficult to ascertain.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by new or emerging companies.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act, as of the end of the Company’s 2014 first fiscal quarter, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s Chief Executive Officer and Chief Financial Officer. We have determined that as of March 31, 2014 we had material weaknesses in our internal control over financial reporting. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework in 2013. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting. Since the fourth quarter 2013, we have made changes that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting. These changes include additional external accounting services as well as timely reviews by management and coordination with these consultants.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

In the three months ended March 31, 2014 there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A.  Risk Factors.

We incorporate here by reference, and respect, all of the Risk Factors set forth in Item 1A of our amended Annual Report on Form 10-K filed with the SEC on February 18, 2015. In addition, readers should consider the following risks:

Stockholders do not necessarily have the opportunity to evaluate our strategic investments or trading positions.

We have only recently begun to identify potential strategic investments and to trade positions we have acquired.  Stockholders will not necessarily be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our strategic investments and trading positions.  You must rely on us and our board of directors to implement our trading policies, to evaluate our investment and trading opportunities and to structure the terms of our strategic investments.

A significant portion of our trading positions will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our strategic investments and trading positions.

We are required to carry our strategic investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors.  Typically, there is not a liquid public market for the securities of the companies in which we intend to invest.  As a result, we will value these securities quarterly at fair value as determined in good faith by our board of directors.  Decreases in the market values or fair values of our trading positions will be recorded as unrealized depreciation.

Certain factors that may be considered in determining the fair value of our trading positions include dealer quotes for securities traded on the secondary market for institutional investors, the earnings, cash flow and ability to make payments on indebtedness of the companies comprising our trading positions, the markets in which the companies that comprise our trading positions do business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed.  Due to this uncertainty, our fair value determinations may cause the value of our trading positions on a given date to be materially understated or overstated compared to the value that we may ultimately realize upon the sale of those trading positions.

Given that a large percentage of our assets and comprehensive income are based on our fair value figures for Twinlab securities acquired in the third quarter of 2014, readers should be especially aware of the risk.

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

Our entire portfolio is invested in this extremely risky asset class. Some of our strategic investments may never develop a public market. In addition, we hold strategic investments in only a few companies and therefore we do not enjoy the benefits of portfolio diversification.

Our due diligence may fail to uncover relevant details that lead to a partial or total loss of the strategic investment.

Our access to information about our portfolio companies and their business may be limited or imperfect. Even where issuers file public reports with the SEC, such reporting cannot guarantee the identification or accuracy of relevant success factors for any company that comprises one of our strategic investments.

Equity trading positions in strategic investments do not provide the degree of security associated with lending.

Equity investments, particularly in illiquid, leveraged and / or untested companies such as our current strategic investments, are very high risk. Equity investments have no contractual right of repayment, no guarantees, and no collateral.

We may not realize any dividend or capital gain return from our individual strategic investment or trading positions.

The companies comprising our trading positions may all fail and cause a total loss of our investment.

Valuation of our strategic investments may be totally inaccurate.

Unrestricted securities with market quotations in an active market are valued at the market closing price on the valuation date.  All other assets are valued at fair value as determined in good faith by our Board of Directors and may differ significantly from other opinions of value.  There is no guarantee that we will be able to realize the fair value as evaluated by our Board of Directors upon disposition of the asset.

A lack of diversification due to our limited size and limited opportunities increases risk of loss.

A limited number of strategic investments and trading positions limits our ability to diversify and creates concentration in all variables associated with these positions. We do not have the resources to materially increase the number of our strategic investments.

Changes in debt, equity and other follow-on financial events for a company comprising one of our strategic investments may create substantial loss to the return on and return of investment in that company.

The board of such a company may change the financial structure of that company and create leverage that might reduce our financial gain or result in series loss of value in our stake.

Defaults by companies that comprise our future strategic investments will harm our operating results.

Failure by a future strategic investment to satisfy financial or operating covenants imposed by lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize that company’s ability to stay in business.

A lack of control over the management of a company comprising one of our strategic investments could allow that management to engage in activities that may decrease or destroy the value of that strategic investment.

Even though we hope to work closely and constructively with management and boards of the companies that comprise our trading positions, there is no guarantee the management and boards of these companies will heed our advice.  As such, activities by the management of such a company can adversely affect the value of our strategic investment.

We generally will not control companies comprising our future strategic investments.

We do not expect to control most of the companies that will comprise our future strategic investments, even in any cases we have board representation or board observation rights.  As a result, we will be subject to the risk that a company in which we take a position may make business decisions with which we disagree and the management of such company may take risks or otherwise act in ways that do not serve our interests as investors.   As a result, a company in which we take a position may make decisions that could decrease the value of that position.

Our strategic investments may be relatively illiquid due to an expected lack of liquidity for our future positions in non-traded companies, we may not be able to dispose of our positions as readily as we would like, at optimal times, or at an appropriate valuation.

We are dependent on our Board of Directors for their decisions concerning our strategic investments and future advisors.

The Board of Directors chaired by Darin Pastor decides and approves of the strategic investments of our company. You may not agree with the decisions they reach.

Our strategic investments may be subject to restriction on resale, and we may not be able to sell the positions we hold for amounts equal to their recorded value, if at all.

Some of our strategic investments may be or become comprised of thinly traded public companies or remain private companies.  As a result, at any given time a substantial portion of our current strategic investments and trading positions may be subject to legal restrictions on resale.  We cannot assure you that we will be able to sell our positions for amounts equal to the values that we have ascribed to them or at the time we desire to sell.

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

We have a limited number of personnel that are required to perform various roles and duties. We have had issues whereby omitted liabilities and expenses were not included in the previous Form 10-K at December 31, 2013 which have been corrected in the amended Form 10-K/A for December 31, 2013 dated February 18, 2015. These individuals developed our internal control procedures and are responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2014, we sold 488,237 shares of common stock for a total purchase price of $415,000 all of which was paid in cash.

We believe that the issuance and sale of the above securities were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(a)(2).  The securities were issued directly by us and did not involve a public offering or general solicitation. There were no commissions paid on the issuance and sale of the shares. We did not repurchase any of our equity securities from the time of our inception through the period ended March 31, 2014.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

No disclosures required.

Item 6. Exhibits.

Exhibit No.	Description

10.1*	Stock Option, dated Aug. 1, 2014, from respective holders of common stock of Twinlab Consolidated Holdings, Inc. to the Company.

10.2**	Series A Warrant, dated as of Sept. 30, 2014, issued by Twinlab Consolidated Holdings, Inc. to the Company

10.3**	Series B Warrant, dated as of Sept. 30, 2014, issued by Twinlab Consolidated Holdings, Inc. to the Company

10.4**	Common Stock Put Agreement, dated as of Sept. 30, 2014, between Twinlab Consolidated Holdings, Inc. to the Company

10.5**	Registration Rights Agreement, dated as of Sept. 30, 2014 between Twinlab Consolidated Holdings, Inc. to the Company

10.6***	Amendment No. 1 to Common Stock Put Agreement, dated Dec. 15, 2014

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase

101.DEF****	XBRL Taxonomy Extension Definition Linkbase

101.LAB****	XBRL Taxonomy Extension Label Linkbase

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE FINANCIAL GROUP, INC.

Date: April 8, 2015	By:	/S/ Darin Pastor
Darin Pastor
CEO
(Principal Executive Officer and duly authorized signatory)
	By:	/S/ Halford Johnson
Halford Johnson
CFO
(Principal Financial Officer and Principal Accounting Officer)