Form 10-Q/A
period 2014-06-30
CAPSTONE FINANCIAL GROUP, INC.
filed 2015-04-08
CIK 1558432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

*EXPLANATORY NOTE: Capstone Financial Group, Inc. is filing this amendment of its Quarterly Report on Form 10-Q for the second quarter of 2014 in order to (a) correct the reporting of substantial loans by a related party and substantial Company expenses (as a result of which the Company's Board of Directors concluded on November 13, 2014 that for comparative purposes the previously issued unaudited financial statements and certain other financial information contained in the original Form 10-Q should no longer be relied upon, (b) conform the financial statements to the accounting and financial reporting conventions of the investment company industry, in view of the 2014 change in the Company's business focus, (c) revise certain asset valuations, and (d) make certain other corrections.

CAPSTONE FINANCIAL GROUP, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2014

Index to Report on Form 10-Q/A

(Amendment No. 1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Cash	$9,466	$—
Line of credit receivable, net - related party	731,980	580,043
Accrued interest receivable - related party	25,237	6,542
Prepaid expense	1,939	16,895
Deposit	175,800	100,000
Total assets	$944,422	$703,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payables	$—	$12,973
Accrued taxes payable	800	800
Accrued payroll liabilities	928	11,960
Accrued interest payable - related party	16,350	4,519
Total liabilities	18,078	30,252

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as June 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value, 2,000,000,000 shares
authorized; issued and outstanding 93,925,237 at
June 30, 2014 and 93,025,000 at December 31, 2013	93,925	93,025
Additional paid in capital	2,117,977	1,353,677
Common stock subscription - (169,412 shares)	144,000	—
Accumulated deficit	(1,429,558)	(773,474)
Total stockholders’ equity	926,344	673,228

Total liabilities and stockholders’ equity	$944,422	$703,480

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Investment Income
Interest - related party	$10,188	$—	$18,695	$—
Total investment income	10,188	—	18,695	—
Expenses
Payroll expense	45,821	—	122,155	—
Professional fees	102,960	45,148	185,522	109,096
General and administrative	186,876	752	365,936	1,433
Debt interest expense	—	1,333	—	2,311
Interest expense - related party	7,008	150	11,831	298
Total expenses	342,665	47,383	685,444	113,138
Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investment securities	13,584	—	13,584	—
Unrealized loss on investment securities	—	—	(2,919)	—
Net gain on investments	13,584	—	10,665	—

Net loss	$(318,893)	$(47,383)	$(656,084)	$(113,138)
Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.00)
Shares used in computation of basic and diluted earnings per share	93,758,721	4,510,000	93,499,507	4,358,066

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(unaudited)

			Additional		Common	Total
	Common Shares		Paid-in	Retained	Stock	Equity
	Shares	Amount	Capital	Loss	Subscription	(Deficit)

Balance December 31, 2013	93,025,000	$93,025	$1,353,677	$(773,474)	—	$673,228

February 25, 2014 Issuance of common stock for cash	488,237	488	414,512	—	—	415,000

May 8, 2014 Issuance of common stock for cash	412,000	412	349,788	—	—	350,200

Stock subscription for shares issued Q3	—	—	—	—	144,000	144,000

Net loss	—	—	—	(656,084)	—	(656,084)

Balance June 30, 2014	93,925,237	$93,925	$2,117,977	$(1,429,558)	$144,000	$926,344

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(656,084)	$(113,138)
Adjustments to reconcile net loss to net cash used
in operating activities:
Purchase of investments	(2,919)	—
Net change in unrealized depreciation on investment securities	2,919	—
(Increase) decrease in operating assets:
Accrued interest receivable - related party	(18,695)	—
Prepaid expense	14,956	—
Deposits	(75,800)	—
Increase (decrease) in operating liabilities:
Accounts payable	(12,973)	149
Accrued payroll liabilities	(11,032)	—
Accrued interest payable - related party	11,831	297
Accrued interest payable	—	2,311
Net cash used in operating activities	(747,797)	(110,381)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	765,200	50,000
Proceeds from sale of stock subscriptions received	144,000	—
Net repayments of line of credit, net - related party	(151,937)	57,200
Net cash provided by financing activities	757,263	107,200

Increase (decrease) in cash and cash equivalents	9,466	(3,181)
Cash and cash equivalents at beginning of period	—	6,140
Cash and cash equivalents at end of period	$9,466	$2,959

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

Capstone works with the management and boards of its portfolio companies, aiming to significantly enhance the portfolio companies long-term earnings power in an effort to increase shareholder value.  While Capstone does not manage the day-to-day operations of these companies, Capstone maintains a thorough understanding of how these companies operate and evaluates their performance and prospects on an ongoing basis.

The Company was incorporated on July 10, 2012 (Date of Inception) under the laws of the State of Nevada, as Creative App Solutions, Inc.  On August 23, 2013, the Company amended its articles of incorporation and changed its name to Capstone Financial Group, Inc.

During the period of inception (July 10, 2012) through December 31, 2012, the Company had not commenced significant operations and, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, the Company was considered a development stage company.  During the year ended December 31, 2013, the Company exited the development stage and effective January 1, 2014 transitioned its business plan to that of an investment company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared using the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and the accounting and financial reporting conventions of the investment company industry.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no effect on the previous reported results of operations or stockholders’ equity (deficit).

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash Equivalents

The Company considers any investments in short-term money market funds with original maturities of three months or less to be cash equivalents

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

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following describes the valuation methodologies the Company uses to measure its investments at fair value on a recurring basis:

Common Stocks

Generally, when the Company invests in common stocks that are traded on the NASDAQ Markets or over-the-counter markets (such as OTCBB or Pink Sheets), such common stocks are valued at the last traded price. If there is no trade on a measurement date, the Company will typically value the common stock at the closing bid price. However, in certain circumstances, the closing trading price is not considered to be a fair indication of the value for which the Company can sell the common stock. In such cases, the common stock must be analyzed to determine what exit price the Company would receive when liquidating the position. These positions are classified as Level 3 securities by the Company.

The significant unobservable inputs used in the fair value measurement of the Company’s Level 3 common stocks are duration and discount rate, which are used in a discounted cash flow model. Changes to any of those inputs in isolation would result in fluctuations in the fair value measurement.

The Company’s investments are valued by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The valuation methodology for each investment type and discussion of key unobservable inputs is described above.

Revenue Recognition - Investment Services

The Company recognizes revenue for services when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the investment banking service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is probable.

The Company will record revenue when it is realizable and earned and the investment services have been rendered to the customers.  During the three months and six months ended June 30, 2014, the Company recorded $13,584 in revenue related to realized gains on securities. The Company also recorded interest income of $10,188 and $18,695 for the three and six months ending June 30, 2014 from a related entity.

Earnings Per Share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As of June 30, 2014, there were no dilutive common shares equivalents outstanding.

Concentration of Revenue

During the six months ended June 30, 2014, 100% of the $13,584 in revenue generated from the realized gain on the sale of some of our equity investments and 100% of our interest income of $18,695 was from one related party.

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

The Company classifies tax-related penalties and net interest as income tax expense. As of June 30, 2014, no income tax expense was incurred.

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – INVESTMENTS

During the first quarter of 2014, the Company purchased shares in a company traded on the OTC Markets for a total of $2,919. The Company currently categorizes these holdings as level 3 assets. As of June 30, 2014, this investment is carried at $0 value based on management valuation guidelines.

NOTE 5 – LINE OF CREDIT RECEIVABLE, NET – RELATED PARTY

On August 8, 2013, the Company entered into (as borrower) an unsecured $500,000 revolving line of credit with Capstone Affluent Strategies, Inc., which was owned and controlled by the Company’s chief executive officer. The line of credit bore interest at 2% per annum with principal and interest due on August 8, 2015. At June 30, 2014, the balance payable on the line of credit was $1,400,374.

On September 13, 2013, the Company entered into (as lender) an unsecured $500,000 revolving line of credit with Capstone Affluent Strategies, Inc., which was owned and controlled by the Company’s chief executive officer. In October 2013, the maximum amount available under this line of credit was increased to $2,000,000. The line of credit bore interest at 2% per annum with principal and interest due on September 13, 2015. At June 30, 2014, the balance receivable on the line of credit was $2,132,354.

The above receivable and payable with Capstone Affluent Strategies, Inc. has been presented as a net receivable in the accompanying statements of financial position in the amount of $731,980 due to a right of offset. Capstone Affluent Strategies has been dissolved and is presented as a net receivable from Darin Pastor (See Note 7).

NOTE 6 – DEPOSIT

At December 31, 2013, the Company had made a $100,000 deposit related to an anticipated purchase transaction. In February 2014, the transaction was cancelled, and the $100,000 was repaid to the Company. During the six months ended June 30, 2014 the Company made a deposit of $65,000 toward an anticipated purchase transaction. This deposit relating to the entity acquisition remains outstanding as of April 3, 2015. During the six months ending June 30, 2014, the Company advanced $110,800 to an investor which was fully repaid in August 2014.

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

Common stock

During January 2014, the Company issued 1,000 shares of its restricted common stock in exchange for 100% of Capstone Affluent Strategies, Inc. (“Affluent”). This was rescinded in August 2014 as the acquisition was not completed.

During February 2014, the Company issued 488,237 shares of common stock for cash of $415,000.

During March 2014, the Company recorded a common stock subscription totaling $50,500.  As of May 8, 2014, a total of 59,412 shares were issued in relation to the stock subscribed.

During June 2014, the Company issued 412,000 shares of common stock for cash of $350,200 and recorded a common stock subscription totaling $144,000.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

None

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 10 – RESTATEMENT

The table below reflects the original filing on Form 10-Q and the restatement of the original financial statements to correct their omission of certain operating expenses.

2014 (As Originally Recorded)	June 30, 2014	2014 (As Restated)	June 30, 2014
Cash	$10,870
Note Receivable	110,800	ASSETS:
Prepaid expense	272,709	Cash and cash equivalents	$9,466
Total current assets	394,379
Investment securities	2,433,867	Receivable line of credit, net - related party	731,980
Furniture & Equipment, net	11,874	Receivable interest - related party	25,237
Accrued interest receivable - related party	—	Prepaids	1,939
Deposit receivable	65,000	Other assets - deposit	175 800
Total assets	$2,905,120	Total assets	$944,422

LIABILITIES AND EQUITY		LIABILITIES AND EQUITY
		Accrued taxes payable	$800
Accounts payable	$—	Accrued payroll liabilities	928
Taxes payable	567,155	Accrued interest payable - related party	16,350
Total current liabilities	567,155	Total current liabilities	18,078
Note and interest payable - related party	2,255,640
Total liabilities	2,822,795	Total liabilities	18,078
Total stockholders' equity (deficit)	82,325	EQUITY	926,344
	$2,905,120	Total liabilities and equity	$944,422

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 10 – RESTATEMENT (CONTINUED)

2014 (As Originally Recorded)	For the three and six months ended		2014 (As Restated)	For the three and six months ended
	June 30,			June 30,
Revenue:	$2,446,565	$2,480,268	Investment income:	$10,188	$18,695

Operating expenses:			Expenses:
General and administrative	509,175	509,289	Payroll expense	45,821	122,155
Payroll expense	57,378	114,517	Professional fees	102,960	185,522
Bad debt expense	44,067	44,067	General and administrative	186,876	365,936
	-	-	Debt interest expense	-	-
	-	-	Interest expense - related party	7,008	11,831
Professional fees	49,959	119,143		-	-
Total operating expenses	660,579	787,016	Total expenses	342,665	685,444
Other income (expense):
Interest expense - related party	(25,148)	(25,148)	Realized and Unrealized Loss on Investments
Total other income (expense)	(25,148)	(25,148)	Net realized gain on investment securities	13,584	13,584
Net loss before benefit for income taxes	1,760,838	1,668,104	Unrealized loss on investment securities	-	(2,919)
Income tax	567,155	567,155	Net gain on investments	13,584	10,665
Net loss	$1,193,683	$1,100,949	Net Loss	$(318,893)	$(656,084)

Weighted average number of common shares			Weighted average number of common shares
outstanding - basic	93,768,248	93,540,285	outstanding - basic	93,758,721	93,499,507

Net loss per share - basic	$0.02	$0.02	Net loss per share - basic	$(0.00)	$(0.01)

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Except as noted below, there were no events which require adjustments to, or disclosure in, the financial statements for the period ended June 30, 2014.

In August 2014, the Company purchased 10,987,500 split-adjusted shares of common stock of Twinlab Consolidated Holdings, Inc. (“Twinlab”) in private transactions from 25 shareholders for total consideration of $3,296.

During August 2014, the Company issued 437,647 shares of common stock for cash of $372,000 as well as recorded stock subscribed totaling $27,500. In August 2014, the Company also rescinded 1,000 shares issued in January 2014 related to the rescinded Affluent acquisition, which was rescinded in May 2014.

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

In November 2014, the Company sold 436,681 Twin lab shares to unrelated third parties for approximately $997,000.

During the fourth quarter ended December 31, 2014, the Company issued 201,764 shares of Company common stock to a total of five accredited investors for a total purchase price of $171,500.

In February 2015, the Company exercised the Stock Option. Options honored the exercise price as to 7,244,500 Twin lab shares. Other options have not yet honored the exercise, as to at least 1,498,500 Twin lab shares.

In March of 2015, the Company sold 2,079,158 Twin lab shares to unrelated parties for approximately $1,580,160.

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

During the second quarter of 2013, we changed our business plan to offer financial services and consulting to businesses. In this business we relied heavily on an officer and director of the Company who holds the proper licensing to conduct such business.

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

Additionally, in August 2014, the Company purchased options to acquire 8,743,000 currently-outstanding shares of Twinlab's Common Stock (collectively, the "Stock Option") from 14 shareholders in a private transaction, for total consideration of $2,623. The Stock Option is exercisable at $0.0001 per share and expires in August 2015. In February 2015 the Company exercised the Stock Option. Optioners honored the exercise price as to 7,244,500 Twinlab shares. Other optioners have not yet honored the exercise, as to at least 1,498,500 Twinlab shares.

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

During the first quarter of 2014 the Company changed its business plan and will use capital to acquire the outstanding stock of other companies, working closely and constructively with the management and boards of those companies, and aiming to significantly enhance their long-term earnings power and thus increase shareholder value. The Company will also seek to actively trade in our strategic investment positions and enter into private securities transactions with those positions to capitalize on price fluctuations and realize profits or minimize losses.

Capstone continuously investigates possible acquisitions of positions in new businesses, securities and assets, and evaluates the retention and disposition of our existing holdings.  Changes in the mix of our businesses and investments should be expected. Capstone Financial Group, Inc. ("Capstone" or the "Company") was incorporated in the State of Nevada in July of 2012 as Creative App Solutions, Inc. Creative App Solutions, Inc. was formed to design and sell mobile apps for smart phones and other mobile platforms such as tablets.

Current Strategic Investments

As of June 30, 2014, the Company held equity securities originally purchased for $2,919 which are valued at $0.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2014 and June 30, 2013

Revenue.  Total revenue for the three months ended June 30, 2014 increased from $0 compared to the same period in 2013 as trading revenues were $13,584 compared to $0 in 2013, and interest income – related party was $10,188 for the current quarter.

Payroll expense.  Payroll expenses for the three months ended June 30, 2014 and 2013 were $45,821 and $0 respectively, as a result in the change of our primary business focus in the first quarter of 2014.

Professional fees.  Professional fees for the three months ended June 30, 2014 and 2013 were $102,960 and $45,148, respectively, for an increase of $57,812 or 128% due to increased legal fees.

General and administrative.  General and administrative expenses (other than payroll and professional fees) for the three months ended June 30, 2014 and 2013 were $186,876 and $752, respectively representing an increase of $186,124. The increase was a result of our commencement of active operations.

Interest expense – related party. Interest expense to related parties for the three months ended June 30, 2014 was $7,008 as opposed to $150 in the same period of 2013.

Results of Operations for the Six Months Ended June 30, 2014 and June 30, 2013

Revenue.  Total revenue for the six months ended June 30, 2014 increased compared to zero revenues in the same period of 2013. Trading revenues net were $13,584 and interest – related party was $18,695 in the current period.

Payroll expense.  Payroll expenses for the six months ended June 30, 2014 and 2013 were $122,155 and $0 respectively, as a result in the change of our primary business focus in the first quarter of 2014.

Professional fees.  Professional fees for the six months ended June 30, 2014 and 2013 were $185,522 and $109,096, respectively, for an increase of $76,426 or 70% due to increased legal fees.

General and administrative.  General and administrative expenses (other than payroll and professional fees) for the six months ended June 30, 2014 and 2013 were $365,936 and $1,433, respectively representing an increase of $364,503. The increase was due to full operations in the first six months of 2014.

Interest expense – related party. Interest expense to related parties for the six months ended June 30, 2014 was $11,831 as opposed to $298 in the same period of 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had $9,466 in cash and cash equivalents, $0 in financial instruments owned at fair value, $25,237 in receivables, $731,980 in the net receivable line of credit, net, and $175,800 in deposits.  We are cash poor.  The company's inability to raise additional capital raises questions about our ability to continue as a going concern.  Since inception, we have financed our cash flow requirements through issuance of common stock.  As we continue and expand our activities, we may continue to experience net negative cash flows from operations.

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

The following table provides detailed information about our net cash flow for the six-month periods presented in this Quarterly Report.

	For the six months ended June 30,
	2014	2013
Net cash used in operating activities	$(747,797)	$(110,381)
Net cash provided by financing activities	757,263	107,200
Net increase (decrease) in Cash	9,466	(3,181)
Cash , beginning	-	6,140
Cash, ending	$9,466	$2,959

Operating activities

Net cash used in operating activities was $747,797 for the period ended June 30, 2014 compared to $110,381 for the six months ended June 30, 2013. The Company implemented fair value accounting practices for its investments during the first quarter of 2014.

Financing activities

Net cash provided by financing activities for the periods ended June 30, 2014 and 2013 was $757,263 and $107,200, respectively and was mainly attributable to capital raised through the sale of common stock.

As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of significant operating revenues.  Additionally, we anticipate obtaining financing to fund operations through common stock offerings, to the extent available, or to obtain additional debt financing to the extent necessary to augment our working capital.  In the future, we need to generate sufficient operating revenues in order to eliminate or reduce the need to sell additional stock or obtain loans.  There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act, as of the end of the Company’s 2014 first fiscal quarter, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s Chief Executive Officer and Chief Financial Officer. We have determined that as of June 30, 2014 we had material weaknesses in our internal control over financial reporting. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework in 2013. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting. Since the fourth quarter 2013, we have made changes that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting. These changes include additional external accounting services as well as timely reviews by management and coordination with these consultants.

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

Changes in internal control over financial reporting

In the three months ended June 30, 2014 there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A.  Risk Factors.

We incorporate here by reference, and repeat, all of the Risk Factors set forth in Item 1A of our amended Annual Report on Form 10-K filed with the SEC on February 18, 2015. In addition, readers should consider the following risks:

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

Given that a large percentage of our assets and comprehensive income are based on our fair value figures for Twinlab securities, acquired in the third quarter of 2014, readers should be especially aware of the risk.

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

We do not expect to control most of the companies that will comprise our future strategic investments, even in any cases where we have board representation or board observation rights.  As a result, we will be subject to the risk that a company in which we take a position may make business decisions with which we disagree and the management of such company may take risks or otherwise act in ways that do not serve our interests as investors.   As a result, a company in which we take a position may make decisions that could decrease the value of that position. Our strategic investments may be relatively illiquid due to an expected lack of liquidity for our future positions in non-traded companies, we may not be able to dispose of our positions as readily as we would like, at optimal times, or at an appropriate valuation.

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

We are responsible for preparing our annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
-	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2014, we sold 412,000 shares of common stock for a total purchase price of $350,200 all of which was paid in cash.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

No disclosures required.

Item 6. Exhibits.

Exhibit No.	Description

10.1*	Stock Option, dated Aug. 1, 2014, from respective holders of common stock of Twinlab Consolidated Holdings, Inc. to the Company.

10.2**	Series A Warrant, dated as of Sept. 30, 2014, issued by Twinlab Consolidated Holdings, Inc. to the Company

10.3**	Series B Warrant, dated as of Sept. 30, 2014, issued by Twinlab Consolidated Holdings, Inc. to the Company

10.4**	Common Stock Put Agreement, dated as of Sept. 30, 2014, between Twinlab Consolidated Holdings, Inc. to the Company

10.5**	Registration Rights Agreement, dated as of Sept. 30, 2014 between Twinlab Consolidated Holdings, Inc. to the Company

10.6***	Amendment No. 1 to Common Stock Put Agreement, dated Dec. 15, 2014

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase

101.DEF****	XBRL Taxonomy Extension Definition Linkbase

101.LAB****	XBRL Taxonomy Extension Label Linkbase

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase
*	Incorporated by reference to the issuer’s Schedule 13-D Statement, as filed with the SEC on December 17, 2014
**	Incorporated by reference to the issuer’s Current Report, as filed with the SEC on October 6, 2014
***	Incorporated by reference to the issuer’s Current Report, as filed with the SEC on December 16, 2014
****	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

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