Form 10-Q/A
period 2014-09-30
CAPSTONE FINANCIAL GROUP, INC.
filed 2015-04-20
CIK 1558432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the third quarter ended September 30, 2014

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

(858) 926-3000

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on April 15, 2015 was 94,564,648 shares.

*EXPLANATORY NOTE: Capstone Financial Group, Inc. is filing this amendment of its Quarterly Report on Form 10-Q for the third quarter of 2014 in order to (a) correct the reporting of substantial loans by a related party and substantial Company expenses (as a result of which the Company's Board of Directors concluded on November 13, 2014 that for comparative purposes the previously issued unaudited financial statements and certain other financial information contained in certain previously-filed periodic reports should no longer be relied upon, (b) conform the financial statements to the accounting and financial reporting conventions of the investment company industry, in view of the 2014 change in the Company's business focus, (c) revise certain asset valuations, and (d) make certain other corrections.

CAPSTONE FINANCIAL GROUP, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

Index to Report on Form 10-Q/A

(Amendment No. 1)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENT OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Financial instruments owned, at fair value	$29,170,180	$—
Cash	138,091	—
Line of credit receivable, net - related party	1,099,472	580,043
Accrued interest receivable - related party	35,348	6,542
Prepaid expense	—	16,895
Deposit	65,000	100,000
Total assets	$30,508,091	$703,480

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$—	$12,973
Accrued taxes payable	800	800
Accrued payroll liabilities	3,391	11,960
Accrued interest payable - related party	19,598	4,519
Deferred revenue	166,665	—
Warrant put option	9,973,684	—
Deferred tax liability	7,283,827	—
Total liabilities	17,447,965	30,252

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of September 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value, 2,000,000,000 shares
authorized; 93,362,884 and 93,025,000 issued and
outstanding, at September 30, 2014 and
December 31, 2013, respectively	94,363	93,025
Additional paid in capital	2,489,539	1,353,677
Common stock subscription - (201,764 shares)	171,500	—
Accumulated equity (deficit)	10,304,724	(773,474)
Total stockholders' equity	13,060,126	673,228

Total liabilities and stockholders' equity	$30,508,091	$703,480

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Investment Income
Services income	$33,335	$121,627	$33,335	$121,627
Interest - related party	11,140	291	29,835	291
Total investment income	44,475	121,918	63,170	121,918
Expenses
Payroll expense	57,926	102,599	180,081	102,599
Professional fees	39,745	74,262	225,267	183,358
General and administrative	120,870	107,684	486,806	109,117
Interest expense	—	652	—	2,963
Interest expense - related party	4,276	479	16,107	777
Total expenses	222,817	285,676	908,261	398,814

Realized and Unrealized Gain (Loss) in Investments
Realized gain on investment securities, net	5,874	—	19,458	—
Unrealized gain on investment securities, net	19,190,577	—	19,187,658	—
Gain on investments, net	19,196,451	—	19,207,116	—

Net income (loss) before tax	19,018,109	(163,758)	18,362,025	(276,896)
Provision for income taxes	7,283,827	—	7,283,827	—
Net income (loss)	$11,734,282	$(163,758)	$11,078,198	$(276,896)
Net income (loss) per share - basic and diluted	$0.12	$(0.00)	$0.12	$(0.00)

Weighted average shares outstanding - basic and diluted	94,089,281	90,311,848	93,353,609	88,223,040

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENT OF CHANGES IN EQUITY

(unaudited)

			Additional	Accumulated	Common
	Common Shares		Paid-in	Earnings	Stock	Total
	Shares	Amount	Capital	(Deficit)	Subscription	Equity
December 31, 2013	93,025,000	$93,025	$1,353,677	$(773,474)	—	$673,228

February 25, 2014 Issuance of common stock for cash	488,237	488	414,512	—	—	415,000

May 8, 2014 Issuance of common stock for cash	412,000	412	349,788	—	—	350,200

August 29, 2014 Issuance of common stock for cash	437,647	438	371,562	—	—	372,000

Stock subscription for shares issued Q4	—	—	—	—	171,500	171,500

Net income	—	—	—	11,078,198	—	11,078,198

September 30, 2014	94,362,884	$94,363	$2,489,539	$10,304,724	$171,500	$13,060,126

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$11,078,198	$(276,896)
Adjustments to reconcile net loss to net cash used
in operating activities:
Purchase of investments	(8,838)	—
Net change in unrealized gain on investment securities	(19,187,658)	—
Forgiveness of debt - related party	—	14,202
(Increase) decrease in operating assets:
Accrued interest receivable - related party	(28,806)	(264)
Prepaid expense	16,895	—
Deposits	35,000	—
Increase (decrease) in operating liabilities:
Accounts payable	(12,973)	5,174
Accrued payroll liabilities	(8,569)	—
Accrued interest payable - related party	15,079	75
Deferred revenue	166,665	—
Accrued interest payable	—	(501)
Deferred tax liability	7,283,827	—
Net cash used in operating activities	(651,180)	(258,210)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	1,137,200	344,000
Proceeds from sale of stock subscriptions received	171,500	—
Net repayments of line of credit - related party	(519,429)	(91,930)
Net cash provided by financing activities	789,271	252,070

Increase in cash and cash equivalents	138,091	(6,140)
Cash and cash equivalents at beginning of period	—	6,140
Cash and cash equivalents at end of period	$138,091	$—

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Capstone Financial Group, Inc. ("Capstone or the "Company") uses capital to acquire the outstanding stock of other companies. Capstone does not produce goods or services itself.  Rather, its primary purpose is to own and trade shares of other companies. Capstone's principals have previous experience of implementing operational improvements through the exercise of influence at a company, often as a result of becoming one of its largest shareholders. The principals seek to improve privately-held or illiquid companies through operational and strategic initiatives designed to increase their overall value.

Capstone works with the management and boards of its portfolio companies, aiming to significantly enhance the portfolio companies’ long-term earnings power in an effort to increase shareholder value.  While Capstone does not manage the day-to-day operations of these companies, Capstone seeks to maintain a thorough understanding of how these companies operate and evaluates their performance and prospects on an ongoing basis.

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

Basis of Presentation

The accompanying financial statements have been prepared using the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the accounting and financial reporting conventions of the investment company industry.

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

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

The Company’s investments are valued by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The valuation methodology for each investment type and discussion of key unobservable inputs is described below.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Common Stocks

Generally, when the Company invests in common stocks that are traded on the NASDAQ Markets or over-the-counter markets (such as OTCBB or Pink Sheets), such common stocks are valued at the last traded price. If there is no trade on a measurement date, the Company will typically value the common stock at the closing bid price. However, in certain circumstances, the closing trading price is not considered to be a fair indication of the value for which the Company can sell the common stock. In such cases, the common stock must be analyzed to determine what exit price the Company would receive when liquidating the position. Investments in non-marketable common stocks at September 30, 2014 were valued based on subsequent transactions with unrelated third parties. These positions are classified as Level 3 securities by the Company.

Derivative financial instruments

Derivative financial instruments include stock options and call and put warrants at September 30, 2014. Derivatives are accounted for at fair value with changes in fair value reported in operations. The significant unobservable inputs used in the fair value measurement of the Company’s derivative financial instruments include the underlying common stock, duration, volatility and discount rate, which are used in the Black-Scholes model. Changes to any of those inputs in isolation would result in fluctuations in the fair value measurement.

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As of September 30, 2014, there were no dilutive common shares equivalents outstanding.

Concentration Risks

During the nine months ended September 30, 2014, 100% of the $19,458 in revenue generated from the realized gain on the sale of some of our equity investment related to one investment, and 100% of our interest income of $29,835 was from one related party.

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – INVESTMENTS

Investments in securities and unrealized gains, net are comprised of the following at and for the three and nine month period ended September 30, 2014:

		Estimated	Unrealized
	Cost	Fair Value	Gain (loss)
ASSETS
Equities	$6,215	$8,350,500	$8,344,285
Stock Options	2,623	6,644,680	6,642,057
Warrants - "A"	-	9,947,368	9,947,368
Warrants - "B"	-	4,227,632	4,227,632
	$8,838	$29,170,180	$29,161,342

LIABILITIES
Warrant put option	$-	$(9,973,684)	$(9,973,684)

During the first quarter of 2014, the Company purchased shares in a company traded on the OTC Markets for a total of $2,919. The Company currently categorizes these holdings as level 3 assets. As of September 30, 2014, this investment is carried at $0 value under management’s valuation guidelines based on the low trading volume of the securities.

In August 2014, the Company purchased 10,987,500 split-adjusted shares of common stock of Twinlab Consolidated Holdings, Inc. (“Twinlab”) in private transactions from 25 shareholders for total consideration of $3,296.  In November 2014 the Company sold 436,681 of these shares.

In August 2014, the Company purchased options to acquire 8,743,000 outstanding shares of Twinlab’s Common Stock (collectively, the “Stock Option”) in a private transaction, for total consideration of $2,623. The Stock Option is exercisable at $0.0001 per share and expires in August 2015. Such options are immediately exercisable and in February 2015, the Company exercised 7,244,500 of those options.

In September 2014, Twinlab issued a Series A Warrant to the Company to purchase up to 52,631,579 shares of Twinlab’s Common Stock at an exercise price of $0.76 per share (the “First Warrant”). In April 2015, the Company exercised 263,158 shares pursuant to the Series A Warrant.

Twinlab also issued a Series B Warrant to the Company in September 2014 (the “Second Warrant”). Pursuant to the Second Warrant, the Company has the right to purchase up to 22,368,421 shares of Common Stock at an exercise price of $0.76 per share. Both the First Warrant and the Second Warrant are exercisable from October 2014 through October 2017.

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – INVESTMENTS (CONTINUED)

Fair Value of Financial Instruments

The Company's financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting guidance. The following fair value hierarchy table presents information about the Company's financial instruments measured at fair value.

	Assets and Liabilities Measured at
	Fair Value on a Recurring Basis
	September 30, 2014			December 31, 2013
	Level 2	Level 3	Total	Total
Assets
Financial instruments owned, at fair value:
Equities	$—	$8,350,500	$8,350,500	$—
Options	—	6,644,680	6,644,680	—
Warrants - "A"	—	9,947,368	9,947,368	—
Warrants - "B"	—	4,227,632	4,227,632	—
Total Financial instruments owned, at fair value	—	29,170,180	29,170,180	—
Total assets held at fair value	$—	$29,170,180	$29,170,180	$—

Liabilities
Financial instruments owed, at fair value:
Warrant put option	—	9,973,684	9,973,684	—
Total liabilities held at fair value	$—	$9,973,684	$9,973,684	$—

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

At September 30, 2014 the Company recorded its investment in Twinlab common stock at $0.76 per share which is management's estimate of the fair market value and is based, in part, on the subsequent sale of Twinlab common shares to unrelated parties in 2015 (see Note 10).

At September 30, 2014 the Company recorded its investment in Stock Options at the estimated fair market value of $0.76 per option which reflects management’s estimate of the fair market value of the underlying common stock of Twinlab.

At September 30, 2014 the Company recorded its investment in Series A and B warrants and its liability under Put Agreement at management's estimate of the fair market value using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – INVESTMENTS (CONTINUED)

Fair Value of Financial Instruments (continued)

Nine months ended
September 30, 2014
Volatility	44%
Risk - free interest rate	0.58%
Dividend yield	-
Expected life in years	2

NOTE 5 – LINE OF CREDIT RECEIVABLE, NET – RELATED PARTY

On August 8, 2013, the Company entered into (as borrower) an unsecured $500,000 revolving line of credit with Capstone Affluent Strategies, Inc., which was owned and controlled by the Company’s chief executive officer. The line of credit bore interest at 2% per annum with principal and interest due on August 8, 2015. At September 30, 2014, the balance payable on the line of credit was $1,032,882.

On September 13, 2013, the Company entered into (as lender) an unsecured $500,000 revolving line of credit with Capstone Affluent Strategies, Inc., which was owned and controlled by the Company’s chief executive officer. In October 2013, the maximum amount available under this line of credit was increased to $2,000,000. The line of credit bore interest at 2% per annum with principal and interest due on September 13, 2015. At September 30, 2014, the balance receivable on the line of credit was $2,132,354.

The above receivable and payable with Capstone Affluent Strategies, Inc. has been presented as a net receivable in the accompanying statements of financial position in the amount of $1,099,472 due to a right of offset (See Note 7).  As part of the October 2014 acquisition of certain assets and liabilities of Affluent, the receivable balance was forgiven (See Note 10).

NOTE 6 – DEPOSIT

At December 31, 2013, the Company had made a $100,000 deposit related to an anticipated purchase transaction. In February 2014, the transaction was cancelled, and the $100,000 was repaid to the Company. During the nine months ended September 30, 2014, the Company made a deposit of $65,000 toward an anticipated purchase transaction.

NOTE 7 – LINE OF CREDIT PAYABLE – RELATED PARTY

On August 8, 2013, the Company (as borrower) executed a revolving credit line with an entity owned and controlled by the Company’s chief executive officer for up to $500,000.  The unsecured line of credit bears interest at 2% per annum with principal and interest due on August 8, 2015.  During the nine months ended September 30, 2014, the Company offset a amount due to the related party against a receivable balance (See Note 5).

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY

On September 6, 2013, the Company effected a 20-for-1 forward stock split of its $0.001 par value common stock and increased its authorized common stock to 2,000,000,000 shares.

All shares and per share amounts have been retroactively restated to reflect the split discussed above.

During January 2014, the Company issued 1,000 shares of its restricted common stock in exchange for 100% of Capstone Affluent Strategies, Inc. (“Affluent”). This was rescinded in August 2014 as the acquisition was unwound.

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

During August 2014, the Company issued 437,647 shares of common stock for cash of $372,000 as well as recorded stock subscribed totaling $171,500.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 9 – RESTATEMENT

The table below reflects the original filing on Form 10-Q and the restatement of the original financial statements to correct their omission of certain operating expenses and other matters.

2014 (As Originally Recorded)	Sept. 30, 2014	2014 (As Restated)	Sept. 30, 2014
Cash	138,091
Note Receivable	-	ASSETS:
Prepaid expense	184,555	Financial instruments owned, at fair value	$ 29,170,180
Total current assets	322,646	Cash	138,091
		Line of credit receivable, net - related party	1,099,472
Investment securities	54,529,860	Accrued interest receivable - related party	35,348
Furniture & Equipment, net	9,373	Prepaid expense	-
Accrued interest receivable - related party	-	Deposit	65,000
Deposit receivable	65,000	Total assets	$ 30,508,091
Total assets	54,926,879
		LIABILITIES AND STOCKHOLDERS' EQUITY
		LIABILITIES
		Accrued taxes payable	$ 800
		Accrued payroll liabilities	3,391
Deferred revenue	166,665	Accrued interest payable - related party	19,598
Interest payable - related party	2,383	Deferred revenue	166,665
Taxes payable	18,200,000	Warrant put option	9,973,684
Total current liabilities	18,369,048	Deferred tax liability	7,283,827
Note and interest payable - related party	1,755,041	Total liabilities	17,447,965
Total liabilities	20,124,089
Total stockholders' equity (deficit)	34,802,790	EQUITY	13,060,126
	54,926,879	Total liabilities and equity	30,508,091

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

 NOTE 9 – RESTATEMENT (CONTINUED)

2014 (As Originally Recorded)	Three months	Nine months	2014 (As Restated)	Three months	Nine months
	ending	ending		ending	ending
	Sept. 30, 2014	Sept. 30, 2014		Sept. 30, 2014	Sept. 30, 2014
Revenue:	$52,093,916	$54,574,184	Investment Income
			Services income	$33,335	$33,335
Operating expenses:			Interest - related party	11,140	29,835
General and administrative	222,595	381,423	Total revenues	44,475	63,170
Payroll expense	51,092	165,609	Expenses
Bad debt expense	(3,706)	40,361	Payroll expense	57,926	180,081
	—	—	Professional fees	39,745	225,267
	—	—	General and administrative	120,870	486,806
Professional fees	55,046	174,189	Interest expense	—	—
Total operating expenses	325,027	761,582	Interest expense - related party	4,276	16,107
Other income (expense):			Total expenses	222,817	908,261
Other income	33,335	33,335	Realized and Unrealized Gain (Loss) on Investments
Interest expense - related party	(10,853)	(36,001)	Realized gain on investment securities, net	5,874	19,458
Total other income (expense)	22,482	(2,666)	Unrealized loss on investment securities, net	19,190,577	19,187,658
Net loss before benefit for income taxes	51,791,371	53,809,936	Gain on investments, net	19,196,451	19,207,116
Income tax	17,632,845	18,200,000
Net loss	$34,158,526	$35,609,936	Net income (loss) before tax	19,018,109	18,362,025
			Income tax (benefit) expense	7,283,827	7,283,827
			Loss from continuing operations net of tax	$11,734,282	$11,078,198
Weighted average number of common shares outstanding - basic	93,980,460	93,724,753	Basic loss earnings per share - basic and diluted	$0.12	$0.12
Net loss per share - basic	$0.36	$0.38	Shares used in computation of basic and diluted earnings per share	94,089,281	93,353,609

NOTE 10 – SUBSEQUENT EVENTS

In October 2014, the Company acquired directly from Darin Pastor (the former sole shareholder of Affluent), certain fixed assets and prepaid expenses of Affluent amounting to $152,429, and Capstone assumed promissory notes payable of Affluent with an outstanding principal balance of $1,636,633.  In the transaction, liabilities exceeded assets transferred and a deemed dividend was recorded in additional paid in capital of $1,484,204. As the transaction was between related parties, the assets and liabilities transferred were recorded at their carryover basis.  In conjunction with this transaction, the Company's net receivable from Affluent amounting to approximately $1,090,472 was forgiven and has been recorded as a loss.

In November 2014, the Company sold 436,681 Twinlab shares to a third party for approximately $1,000,000.

On November 14, 2014, the Company recorded (as lender) an unsecured $600,000 note receivable from an individual, Thomas Tolworthy, due December 29, 2015 bearing interest at 5%. At December 31, 2014, the principal and interest balance receivable on the note was $603,952.

During the fourth quarter ended December 31, 2014, the Company issued 201,764 shares of Company common stock to a total of five accredited investors for a total purchase price of $171,500.

In February 2015, the Company exercised the Stock Option resulting in the completed acquisition of 7,244,500 Twin lab shares.

In March and April of 2015, the Company sold 2,210,736 Twinlab shares to unrelated parties for approximately $1,680,159.

In April 2015, the Company partially exercised the First Warrant for 657,895 Twinlab shares with an aggregate exercise price of $500,000.

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

On August 26, 2013, we changed our name from Creative App Solutions, Inc. to Capstone Financial Group, Inc.

In September 2013, we effectuated a 20-for-1 forward split of the Company’s issued and unissued common stock. Immediately after the forward split, the number of shares issued and outstanding increased to 90,200,000. The number of authorized shares increased from 100,000,000 to 2,000,000,000 common shares.

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

Additionally, in August 2014, the Company purchased options to acquire 8,743,000 currently-outstanding shares of Twinlab's Common Stock (collectively, the "Stock Option") from 14 shareholders in a private transaction, for total consideration of $2,623. The Stock Option is exercisable at $0.0001 per share and expires in August 2015. In February 2015 the Company exercised the Stock Option. Optionors honored the exercise price as to 7,244,500 Twinlab shares. Other optionors have not yet honored the exercise, as to at least 1,498,500 Twinlab shares.

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

Twinlab and the Company also entered into a Common Stock Put Agreement, dated as of September 30, 2014, as amended on December 15, 2014 (the “Put Agreement”). Pursuant to the Put Agreement, if the Company does not exercise the First Warrant by February 16, 2015 at a rate of no less than 1,461,988 shares of Common Stock (“the Minimum Amount”) per month over the term of the First Warrant (the “Minimum Rate”), Twinlab has the right (subject to certain conditions) to require the Company to exercise the First Warrant monthly at the Minimum Rate for the duration of the First Warrant. Twinlab has not yet exercised this right, even though the Company has not yet exercised the First Warrant for the Minimum Amout. The Company partially exercised the First Warrant for 657,895 of shares in April 2015.

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

Current Strategic Investments

As of September 30, 2014, the Company held equity securities of two issuers, valued at an aggregate of $29,170,180.

Competition

A large number of entities compete with us to make the types of investments that we target as part of our business strategy.  We compete for such investments with a large number of venture capital funds, private equity firms, mutual funds, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies.  Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources than we do.  In addition, some of our competitors may require less information than we do and/or have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2014 and September 30, 2013

Investment Income.  Investment income for the three months ended September 30, 2014 decreased from $121,918 to $44,475 for the same period in 2013, as investment income decreased $88,292 to $33,335 from $121,627 in 2013, due primarily to the nonrecurrence of a relatively large 2013 fee for services earned when we were operating with a different focus, and interest income – related party increased $10,849 to $11,140 during the current quarter.

Payroll expense.  Payroll expenses for the three months ended September 30, 2014 and 2013, were $57,926 and $102,599 respectively, as a result of the headcount reduction which we effected when we changed our primary business focus in the first quarter of 2014.

Professional fees.  Professional fees for the three months ended September 30, 2014 and 2013 were $39,745 and $74,262, respectively, for a decrease of $34,516 or 46% due to decreased legal fees.

General and administrative.  General and administrative expenses (other than payroll and professional fees) for the three months ended September 30, 2014 and 2013, were $120,870 and $107,684, respectively representing an increase of $13,186. The increase was a result of the 2013 period not including a full period of active operations.

Interest expense – related party. Interest expense to related parties for the three months ended September 30, 2014, was $4,276 as opposed to $479 in the same period of 2013.

Realized and Unrealized Gain (Loss) in Investments. In the three months ending September 30, 2014 we realized $5,874 on sales of one of our investment securities and recorded unrealized gains of $19,190,577 on our Twinlab securities as management assessed the fair value of this investment.

Provision for income taxes. For the quarter ended September 30, 2014, we recorded a $7,283,827 deferred tax liability in connection with the unrealized gain on our Twinlab securities. No tax will be realized, or be payable, unless and until we actually realize gain upon a sale of the Twinlab securities.

It should be noted that there is currently no liquid market for any Twinlab securities, and Twinlab securities are risky. The Company obtained its entire Twinlab position in the third quarter of 2014.

Results of Operations for the Nine Months Ended September 30, 2014 and September 30, 2013

Investment Income.  Investment income for the nine months ended September 30, 2014 decreased $58,748 to $63,170 compared to $121,918 in the same period of 2013. Services income decreased $88,292 during the nine months ended September 30, 2014, due primarily to the nonrecurrence of a relatively large 2013 fee for services earned when we were operating with a different focus and interest income increased $29,544 as compared to the nine months ended September 31, 2013.

Payroll expense.  Payroll expenses for the nine months ended September 30, 2014 and 2013, were $180,081 and $102,599, respectively, as a result in the changes of our primary business focus in the third quarter of 2013 and first quarter of 2014.

Professional fees.  Professional fees for the nine months ended September 30, 2014 and 2013, were $225,267 and $183,358, respectively, for an increase of $41,909 or 23% due to increased legal fees.

General and administrative.  General and administrative expenses (other than payroll and professional fees) for the nine months ended September 30, 2014 and 2013 were $486,806 and $109,117, respectively, representing an increase of $377,689. The increase was due to full operations in the first nine months of 2014, whereas we did not have active operations for much of the first nine months of 2013.

Interest expense - related parties. Interest expense – related parties, for the nine months ended September 30, 2014 was $16,107 as opposed to $777 in the same period of 2013.

Realized and Unrealized Gain (Loss) in Investments. In the nine months ending September 30, 2014 we realized $19,458 on sales of one of our investment securities and recorded unrealized gains of $19,187,658 on our Twinlab securities as management assessed the fair value of this investment.

It should be noted that there is currently no liquid market for any Twinlab securities, and Twinlab securities are risky. The Company obtained its entire Twinlab position in the third quarter of 2014.

Provision for income taxes. For the nine months ended September 30, 2014, we recorded a $7,283,827 deferred tax liability in connection with the unrealized gain our Twinlab securities. No tax will be realized, or be payable, unless and until we actually realize gain upon a sale of the Twinlab securities.

Liquidity and Capital Resources

As of September 30, 2014, we had only $138,091 in cash and cash equivalents, although we had $29,170,180 in financial instruments owned at fair value. We are cash poor.  The company's inability to raise additional capital raises questions about our ability to continue as a going concern.  Since inception, we have financed our cash flow requirements through issuance of common stock.  As we continue and expand our activities, we may continue to experience net negative cash flows from operations.

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

The following table provides detailed information about our net cash flow for the nine-month periods presented in this Quarterly Report.

	For the nine months ended September 30,
	2014	2013
Net cash used in operating activities	$(651,180)	$(258,210)
Net cash provided by financing activities	789,271	252,070
Net increase (decrease) in Cash	138,091	(6,140)
Cash, beginning	—	6,140
Cash, ending	$138,091	$—

Operating activities

Net cash used in operating activities was $651,180 for the period ended September 30, 2014 compared to $258,210 for the nine months ended September 30, 2013. The Company implemented fair value accounting practices for its investments during the first quarter of 2014.

Financing activities

Net cash provided by financing activities for the periods ended September 30, 2014 and 2013, was $789,271 and $252,070, respectively, and was mainly attributable to capital raised through the sale of common stock.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act, as of the end of the Company’s 2014 third fiscal quarter, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s Chief Executive Officer and Chief Financial Officer, who concluded that the Company’s disclosure controls and procedures are effective. The errors which required the restatement of this Quarterly Report were, in their judgment, not due to the Company’s disclosure controls and procedures.

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

We have determined that as of September 30, 2014, we had material weaknesses in our internal control over financial reporting. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework in 2013. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

In the three months ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The board of such a company may change the financial structure of that company and create leverage that might reduce our financial gain or result in serious loss of value in our stake.

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

Our strategic investments may be relatively illiquid.

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

We have a limited number of personnel that are required to perform various roles and duties. We have had issues whereby omitted liabilities and expenses were not included in the previous Form 10-K at December 31, 2013 (and the three subsequent Quarterly Reports on Form 10-Q which have been corrected in the amended Form 10-K/A for December 31, 2013 dated February 18, 2015 (and the three subsequent amended Quarterly Reports on Form 10-Q. These individuals developed our internal control procedures and are responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2014, we sold 437,647 shares of common stock to accredited investors for a total purchase price of $372,000 all of which was paid in cash.

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

CAPSTONE FINANCIAL GROUP, INC.

Date: April 17, 2015	By:	/S/ Darin Pastor
Darin Pastor
CEO
(Principal Executive Officer and duly authorized signatory)
	By:	/S/ Halford Johnson
Halford Johnson
CFO
(Principal Financial Officer and Principal Accounting Officer)