Form 10-K
period 2014-12-31
CAPSTONE FINANCIAL GROUP, INC.
filed 2015-04-30
CIK 1558432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54905

CAPSTONE FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-0684479
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8600 Transit Road

East Amherst, NY 14051

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014 was $64,541,448, based on the share price of $4.25.

The number of shares of Common Stock, $0.001 par value, outstanding as of April 24, 2015 was 94,564,648 shares.

No annual report to security holders, proxy or information statement, or prospectus is incorporated by reference into this Annual Report on Form 10-K.

CAPSTONE FINANCIAL GROUP, INC.

ANNUAL REPORT FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2014

PART IV

Item 15.	Exhibits, Financial Statement Schedules	29

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

PART I

ITEM 1. BUSINESS

Organization

We (as used herein, “we,” “our,” “Capstone” and “the Company” mean Capstone Financial Group, Inc. unless the context indicates otherwise) were incorporated in Nevada on July 10, 2012 as Creative App Solutions, Inc.  On August 23, 2013, we amended our articles of incorporation and changed our name to Capstone Financial Group, Inc.

In August and September 2013, Darin Pastor and George Schneider obtained from our then controlling stockholder, for nominal consideration, 80,000,000 (post-split) shares of common stock amounting to approximately 89% of our then outstanding common stock, and they became our two senior officers. Mr. Pastor continues to own a substantial majority of our common stock, is our chief executive officer and chairman, and is the controlling person of the Company.

In September 2013, we effectuated a 20-for-1 forward split of the Company’s issued and unissued common stock. By virtue of the forward split, the number of shares issued and outstanding increased to 90,200,000, and the number of authorized common shares increased from 100,000,000 to 2,000,000,000.

General Business Development

Our current business focus is to invest in stock of other companies. We seek to discover, unlock and grow value in privately-held or illiquid companies, including through the exercise of friendly influence at a company in support of operational improvements and strategic initiatives. In some cases we might be one of the largest shareholders of the other company.

We seek to work closely and constructively with the management and boards of the other companies. While we do not manage the day-to-day operations of these companies, we seek to maintain a thorough understanding of how they operate and evaluate their performance and prospects on an ongoing basis.

We may also seek to actively trade in our strategic investment positions and/or enter into private securities transactions with regard to those positions, to capitalize on price fluctuations and realize profits or minimize losses.

We were initially formed to design and sell mobile apps for smart phones and other mobile platforms such as tablets. We never launched an active business based on this focus. (Throughout 2012, we had not commenced significant operations and, in accordance with ASC Topic 915, we were considered a development stage company. During 2013, we exited the development stage.)

During the third quarter of 2013, we refocused ourselves as a financial services company.

On January 15, 2014, in support of our financial services business focus, we effected a reverse triangular merger whereby Capstone Affluent Strategies, Inc. (“Affluent”), a California corporation, became our wholly owned subsidiary. Affluent, a financial services company, had been wholly owned by Darin Pastor.

In March 2014, we refocused ourselves again, to our current business model.

On May 14, 2014, we effectively unwound the Affluent transaction, due to Affluent’s inability to produce audited financial statements as required and the change in our business focus. In October 2014, we acquired from Darin Pastor certain Affluent assets and assumed certain Affluent liabilities. (Affluent had been dissolved earlier in 2014.)

Currently, our primary strategic investment position is in securities of Twinlab Consolidated Holdings, Inc. (“Twinlab”). In August 2014, we purchased 10,987,500 shares of common stock of Twinlab in private transactions from 25 shareholders, for nominal consideration. Additionally, in August 2014, we purchased options to acquire 8,743,000 currently-outstanding shares of Twinlab’s common stock (collectively, the “Call Options”) from 14 shareholders in a private transaction, for nominal consideration. The Call Options exercise price is $0.0001 per share and the Call Options expire in August 2015. In February 2015, we exercised the Call Options. Optionors honored the exercise as to 7,244,500 Twinlab shares. Other optionors have not yet honored the exercise, as to at least 1,498,500 Twinlab shares.

On September 30, 2014, Twinlab issued to us a Series A Warrant to purchase up to 52,631,579 shares of Twinlab common stock at an exercise price of $0.76 per share (the “First Warrant”), and a Series B Warrant to purchase up to 22,368,421 shares of Twinlab common stock at an exercise price of $0.76 per share (the “Second Warrant”). The First Warrant and the Second Warrant are both exercisable from October 2014 through October 2017.

Twinlab and we also entered into a Common Stock Put Agreement, dated as of September 30, 2014, as amended on December 15, 2014 (the “Put Agreement”). Pursuant to the Put Agreement, if we do not exercise the First Warrant by February 16, 2015 and thereafter at a rate of no less than 1,461,988 shares of Twinlab common stock (the “Minimum Amount”) per month (the “Minimum Rate”) over the term of the First Warrant, Twinlab has the right (subject to certain conditions) to require us to exercise the First Warrant at the Minimum Rate for the duration of the First Warrant. In the event Twinlab exercises its right to require us to exercise the First Warrant, the purchase price per share of Twinlab common stock thereunder would be $0.775. We have not exercised the “Minimum Amount” of shares per the agreement but Twinlab has not yet exercised the put, and we still plan to be able to exercise the Minimum Amount. In April 2015 we have to date exercised the First Warrant as to 657,895 Twinlab shares.

In November 2014, we sold 436,681 of our Twinlab shares for approximately $1.0 million. We have continued to sell some of our Twinlab shares in 2015 (2,210,736 shares sold in March and April 2015 to date, for $1,680,159).

On October 28, 2014, we entered into a transaction in which we acquired from Darin Pastor certain assets which had been assets of Affluent and assumed certain liabilities which had been liabilities of Affluent, including liabilities under notes in favor of Darin Pastor. At December 31, 2014, the outstanding principal amount of and accrued interest on such assumed notes was $1,203,552. In addition, as part of the transaction we forgave the $1,089,617 net receivable from Darin Pastor under the crossing lines of credit entered into between Affluent and us in 2013, and the crossing lines of credit were cancelled. As a result of the October 28, 2014 transactions, we recorded an expense item of $1,089,617 and we were deemed to have paid a dividend to Darin Pastor in the amount of $1,484,204.

We continuously investigate possible acquisitions of positions in new businesses, securities and assets, and evaluate the retention and disposition of our existing holdings.  Changes in the mix of our businesses and investments should be expected. We have in the past taken preliminary steps toward acquisitions and investments in various companies, which transactions were never completed, and we have made an unsuccessful investment (in Blackcraft Cult, Inc. common stock) which we continue to hold but have written down to a zero valuation.

Current Strategic Investment: Twinlab Consolidated Holdings Inc.

Twinlab Corporation has been the trusted leader for innovative, high performance health and wellness products since 1968. In addition to the extensive line of vitamins, minerals and sports nutrition formulas of its namesake brand, Twinlab Corporation also manufactures and sells other category leaders, including the Metabolife line of diet and energy products and Alvita teas. Twinlab Corporation’s plant in American Fork, Utah, is a NSF® GMP registered facility from which it manufactures, packages and distributes over 1,000 premium quality products. Twinlab Corporation also operates a research and development facility in Grand Rapids, Michigan. Twinlab products are currently available in over 55 countries worldwide.

Twinlab Consolidated Holdings, Inc., the parent company of Twinlab Corporation, has been established to act as a consolidator in the highly fragmented nutrition segment of the health and wellness industry. Using Twinlab Corporation’s assets and the expertise and experience of its management team, Twinlab intends to capitalize on current market imbalances by combining multiple companies and operations into one larger, cohesive entity. Twinlab believes that the resulting synergies in distribution, manufacturing, advertising and global marketing would increase market share and maximize profitability, establishing Twinlab as a market leader.

Competition

A large number of entities compete with us to make the types of investments that we target as part of our business focus.  We compete for such investments with a large number of venture capital funds, private equity firms, mutual funds, pension and other institutional investors, investment banks and advisory firms with managed assets. Many of our competitors are substantially larger than us and have considerably greater financial, research, technical, marketing and reputational resources than we do.

There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and results of operations.  Also, as a result of this competition, we may not be able to take advantage of certain attractive investment opportunities, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

Personnel

As of the date of this filing, we have 5 full-time employees.

Available Information

We electronically file annual, quarterly and other reports and other information with the United States Securities and Exchange Commission (the “SEC”). You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov or on our website at www.capstonefinancialgroupinc.com. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at Capstone Financial Group, Inc., 8600 Transit Road, East Amherst, NY 14051.

ITEM 1A.

RISK FACTORS

This item is not applicable, as we are classified as a smaller reporting company. To better inform the readers of this Annual Report on Form 10-K, however, we provide the following limited disclosures.

In the course of conducting our business operations, we are exposed to a variety of risks that are inherent to the business and financial services industry. The following paragraphs discuss some of the key inherent risk factors that could affect our business and operations, as well as other risk factors which are particularly relevant to us. Other factors besides those discussed below or elsewhere in this report also could adversely affect our business and operations, and these risk factors should not be considered a complete list of potential risks that may affect us.

We recently changed our business focus.

Since March 2014, our business focus has been to use our own capital to acquire the outstanding stock of other companies.

During the third quarter of 2013, we had refocused ourselves as a financial services company.

We were initially formed to design and sell mobile apps for smart phones and other mobile platforms such as tablets, but we never launched an active business based on this focus.

We have a limited business history, especially in regard to our current business focus.

We may need additional capital in the future to finance our operations, which we may not be able to raise -- or it may only be available on terms unfavorable to us and or our stockholders.

We do not have substantial liquid capital resources. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited.

Our management has concluded that our internal control over financial reporting is not effective. Material weaknesses in our internal control over financial reporting could cause our financial reporting to be unreliable and could lead to misinformation being disseminated to the public. We have had to restate our financial statements and amend certain of our SEC reports.

Our	management concluded that as of December 31, 2014 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of December 31, 2014:
(1)	we do not employ full time in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With respect to material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;
(2)	we have inadequate segregation of duties consistent with the control objectives including but not limited to the disbursement process, transaction or account changes, and the performance of account reconciliations and approval;
(3)	we have ineffective controls over the period end financial disclosure and reporting process caused by reliance on third-party experts and/or consultants and insufficient accounting staff; and
(4)	we do not have a functioning audit committee of the Board of Directors and our Board of Directors, in its performance of the functions generally associated with audit committees, lacks a majority of (indeed, lacks any) independent members and lacks a majority of (indeed, lacks any) outside directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls, approvals and procedures.

Ineffectiveness of and material weaknesses in our internal controls could result in our financial reporting being unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision. Errors in financial reporting might subject us to lawsuits. Moreover, if investors do not have confidence in our financial reporting, they may be relatively unwilling to buy or hold our stock, which could negatively affect our stock price and our access to capital.

Our Board of Directors concluded on November 13, 2014 that the audited consolidated financial statements and other financial information contained in our Annual Report on Form 10-K for the 2013 fiscal year failed to properly account for certain financial information and that for comparative purposes the previously issued unaudited financial statements and certain other financial information contained in certain previously-filed periodic reports should no longer be relied upon. We reported this conclusion on a Form 8-K filed with the SEC that day. Since then, we have filed amended quarterly and annual reports (Forms 10-Q/10-K) with the SEC for the fiscal quarters ended March 31, June 30 and September 30, 2014 and the fiscal year ended December 31, 2013 including (among other things) restatements of the originally-filed financial statements.

We may not be able to add and retain the key personnel we need to sustain and grow our business.

We are thinly staffed and we expect that we will need to add qualified personnel in order to expand our business. Currently we are heavily dependent on the services of Darin Pastor, our Chairman/chief executive officer. We face intense competition for qualified employees from many companies in our industry who have greater resources than we do to identify, recruit and retain valued employees.

Our performance is highly dependent upon our ability to attract, retain, and motivate highly skilled, talented employees.  Given our relatively small size, the performance of our business may be especially adversely affected if we cannot do so.

If we do not (voluntarily) make sufficiently large exercises of our Twinlab warrants, Twinlab could exercise a right to require us to purchase large quantities of Twinlab common stock.

Pursuant to the Put Agreement, we indicated our intent to exercise the First Warrant at a rate of no less than 1,461,988 shares of Common Stock (“the Minimum Amount”) per month over the term of the First Warrant (the “Minimum Rate”). In the event that we do not exercise the First Warrant by February 15, 2015 or any subsequent Periodic Exercise Date (as defined in the Put Agreement) such that as of the applicable Exercise Date, our cumulative purchases of Twinlab common stock pursuant to the First Warrant has not been at a rate that is equal to or in excess of the Minimum Rate, then Twinlab has the right to notify us not earlier than 30 days and not later than 40 days after the applicable Exercise Date of Twinlab’s exercise of its put rights under the Put Agreement (the “Put Notice”).  Upon receipt of the Put Notice, we would be required to exercise the First Warrant to (a) purchase the Minimum Amount by a date identified in the Put Notice that is no earlier than 10 days after and no later than 30 days after the date of the Put Notice (the “Put Date”), or if we have previously exercised the First Warrant to purchase shares in excess of the Minimum Rate, then such lesser amount of Twinlab common stock as would, if purchased as of the applicable Exercise Date, have made our purchases of Twinlab common stock pursuant to the First Warrant as of such Exercise Date equal to the Minimum Rate (the “Initial Mandatory Purchase”), and (b) purchase by a date that is no later than each subsequent Periodic Exercise Date an amount of Twinlab common stock such that as of each such Periodic Exercise Date, our cumulative purchases of Twinlab common stock pursuant to the First Warrant through that date has been at a rate that is no less than the Minimum Rate (the “Periodic Mandatory Purchases”). Following delivery of the Put Notice by Twinlab, our failure to make the Initial Mandatory Purchase by the Put Date would be an “Event of Default.” Following the delivery of the Put Notice by Twinlab, our failure to make, when due, any Periodic Mandatory Purchase is a breach of the Put Agreement, and if such breach is not timely cured by us, such uncured breach shall be deemed an Event of Default. Upon the occurrence of such an Event of Default, (a) our right to purchase all shares of Twinlab common stock remaining unpurchased under the First Warrant would be converted into an obligation, accelerated and immediately due and (b) the Second Warrant would immediately terminate as to any shares of Twinlab common stock remaining exercisable under the Second Warrant. In the event Twinlab invokes its right pursuant to the Put Notice to require us to exercise the First Warrant, the purchase price per share of Twinlab common stock thereunder would be $0.775. As of this filing date we have not exercised the Minimum Amount per the Put Agreement, but Twinlab has not delivered a Put Notice to us.

For Twinlab to have and exercise a right pursuant to the Put Agreement to require us to exercise the First Warrant would be materially adverse to us, especially if (as would probably be the case) we did not have funds to comply with such a mandatory purchase obligation.

Our common stock currently has low trading volume and any sale of a significant number of shares is likely to depress the trading price.

Our common stock has historically been quoted on the OTCQB marketplace operated by OTC Markets Group Inc., and we believe that after the filing of this Annual Report on Form 10-K quotation of our common stock on the OTCQB marketplace will resume. To date, the trading volume of the common stock has been limited. Because of this limited trading volume, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. Because of the limited number of shares being traded, the price per share is subject to volatility and may continue to be subject to rapid price swings in the future.

If the trading price of our common stock is below $5.00 per share it will be deemed a low-priced “penny” stock and an investment in our common stock should be considered high risk and subject to marketability restrictions.

If our common stock becomes/remains a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment in the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in Rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

·	Deliver to the customer, and obtain a written receipt for, a disclosure document;
·	Disclose certain price information about the stock;
·	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
·	Send monthly statements to customers with market and price information about the penny stock; and
·	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Association (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Before recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Two individuals hold a majority of our outstanding voting securities and they can, without the votes of any other stockholders, elect all directors who in turn elect all officers.

Our Chief Executive Officer Darin Pastor and our President George Schneider collectively own 84% of our outstanding voting securities and are the only members of our Board of Directors and, accordingly, have effective control of us and may have effective control of us for the near and long term future.  Votes and wishes of other stockholders can have little effect when we are managed by our Board of Directors and operated through our officers, all of whom can be elected by these two individuals.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause our stockholders’ investment to be diluted.

Our articles of incorporation authorize the Board of Directors to issue up to 2,000,000,000 shares of common stock and 10,000,000 shares of preferred stock.  The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to shareholder approval.  Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting one’s investment.

We do not expect to pay dividends to our stockholders in the near future.

We do not expect to declare or pay any dividends on our common stock in the foreseeable future. The declaration and payment in the future of any cash or stock dividends on the common stock will be at the discretion of our Board of Directors.

We may be subject to additional regulatory requirements.

We are not registered as an investment company under the Investment Company Act of 1940. Although our management believes we are not required to register under that Act, the consequences of being required to register and not having done so would be seriously adverse for our business. In addition, if we registered as an investment company under the Investment Company Act of 1940, we would be subject to additional regulatory requirements thereunder which would impose cost and other burdens on our business.

Our success depends, in significant part, on the results of the companies in which we invest.

Our ability to achieve our business objectives will depend on our ability to effectively manage and deploy our capital, which will depend, in turn, on our management’s ability to identify, evaluate, invest in, and monitor companies that meet our investment criteria. If a major investment has business setbacks it would adversely affect our financial results. Currently we depend heavily on Twinlab. Twinlab, for its part, is subject to very significant risks.

Many firms compete with us for investment opportunities, and they may have the ability to outcompete us.

A large number of entities compete with us to make the types of equity investments that we target as part of our business focus. We compete for such investments with a large number of venture capital funds, private equity firms, mutual funds, pension and other institutional investors, investment banks and advisory firms with managed assets. Many of our competitors are substantially larger than us and have considerably greater financial, research, technical, marketing and reputational resources than we do. As a result of this competition, we can offer no assurance that we will be able to make investments that are consistent with our investment objective.

Our stockholders will not necessarily have the opportunity to evaluate our strategic investments or trading positions.

We have only recently begun to identify potential strategic investments and to trade positions we have acquired.  Stockholders will not necessarily be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our strategic investments and trading positions; often these things will not be fully available to the public.  You must rely on us and our board of directors to implement our trading policies, to evaluate our investment and trading opportunities and to structure the terms of our strategic investments.

Our stockholders must depend on our Board of Directors for their decisions concerning our strategic investments.

Our Board of Directors makes all decisions regarding the acquiring, holding, and partial or complete disposition of our strategic investments. You may not agree with the decisions they reach.

Our due diligence may fail to uncover relevant details that lead to a partial or total loss of the strategic investment.

Our access to information about our current and prospective investee companies and their businesses may be limited or imperfect. Even where issuers file public reports with the SEC, such reporting cannot guarantee the identification or accuracy of relevant success factors for a company.

A significant portion of our trading positions will be recorded at fair value as determined in good faith by our board of directors (rather than at public-trading-market value) and, as a result, there may be uncertainty as to the true value of our strategic investments and trading positions.

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

Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed.  Due to this uncertainty, our determinations of the fair value of our trading positions on a given date may be materially understated or overstated compared to the value that we may ultimately realize upon the sale of those trading positions. Indeed, our determinations might be inaccurate even as of the determination date.

There is no guarantee that we will be able to realize the fair value as evaluated by our Board of Directors upon disposition of the asset.

Given that a large percentage of our assets and net income are based on our fair value figures for Twinlab securities, readers should be especially aware of the risk.

Our strategic investments may be subject to practical limitations and/or legal restrictions on resale, and we may not be able to sell the positions we hold when we wish to for amounts equal to their recorded value, if at all.

Some of our strategic investments may be or become comprised of thinly traded public companies or remain private companies, resulting in their being illiquid.  Also, at any given time a substantial portion of our current strategic investments and trading positions may be subject to legal restrictions on resale.  We cannot assure you that we will be able to sell our positions for amounts equal to the values that we have ascribed to them or at the time we desire to sell.

Our strategic investments in private companies and/or in “thinly traded” public companies are extremely risky, and we could lose all our part of our investment.

Many uncontrollable factors within such companies and in their environments, as well as their typically limited resources, result in stability risk. When we invest in such companies, we inherently assume a high degree of risk without the ability to mitigate such risk.

Our investments are not diversified among various asset classes; to date, our strategic investments are in equities of illiquid private and thinly traded public companies.

Our entire portfolio is invested in this extremely risky asset class. Investing in any single asset class (let alone one which itself is risky) deprives us of the risk mitigation which could be provided by investing in a portfolio which is diversified among several asset classes. Some of our strategic investments may never develop a liquid public market.

A lack of diversification (even within our single asset class) increases risk of loss.

We hold strategic investments in only a few companies and therefore we cannot gain the risk mitigation benefits of portfolio diversification. We do not have the resources to materially increase the number of our strategic investments. The absence of diversification creates concentration in all risk variables associated with these positions.

Equity positions in strategic investments do not provide the degree of security associated with lending.

Equity investments, particularly in illiquid, leveraged and / or untested companies such as our current strategic investments, are very high risk. Equity investments have no contractual right of repayment, no guarantees, and no collateral. Our business model is based upon making equity investments.

We may not realize any dividend or capital gain return from our individual strategic investment or trading positions.

The companies comprising our trading positions may all fail and cause a total loss of our investment. In addition, our investee companies typically would not be expected to pay dividends to their stockholders.

We generally will not control companies comprising our strategic investments.

We do not expect to control most of the companies that will comprise our future strategic investments, even in any cases in which we have board representation or board observation rights.  As a result, we will be subject to the risk that a company in which we take a position may make business decisions with which we disagree and the management of such company may take risks or otherwise act in ways that do not serve our interests as investors.   As a result, a company in which we take a position may make decisions that could decrease the value of that position. Our strategic investments may be relatively illiquid, and we may not be able to dispose of our positions as readily as we would like, at optimal times, or at an appropriate valuation.

Our lack of control over the management of a company comprising one of our strategic investments could leave us at risk that the management could make decisions or engage in activities that decrease or destroy the value of that strategic investment.

Even though we hope to work closely and constructively with management and boards of the companies that comprise our trading positions, there is no guarantee the management and boards of these companies will heed our advice or act as we would wish.  Therefore, decisions or activities by the management of such a company can adversely affect the value of our strategic investment.

Our decision to file reports using the reduced disclosure requirements applicable to emerging growth companies and/or smaller reporting companies may make our common stock less attractive to investors.

We qualify as an“emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Many of the exemptions available for emerging growth companies are also available to smaller reporting companies (generally, those having less than $75 million of common stock held by non-affiliates); we qualify as a “smaller reporting company.”

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced and/or be more volatile.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

This item is not applicable, as we are classified as a smaller reporting company.

ITEM 2.

PROPERTIES

We are the lessee of 17,335 square feet of space in an office building at 8600 Transit Road, East Amherst, NY 14051, our headquarters office. The lease extends to October 31, 2025. Base rent is $23,113 per month through April 30, 2016 (following a free base-rent period ending October 31, 2015), with annual 3% monthly base rent increases on each April 30 from 2016 through the end of the lease term.

ITEM 3.

LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has historically been quoted on the OTCQB marketplace operated by OTC Markets Group Inc., under the symbol “CAPP”. (In April 2015 we were moved to the OTC Pink marketplace, but we believe that after the filing of this Annual Report on Form 10-K quotation of our common stock on the OTCQB marketplace will resume.) The following table lists the available quotations for the high and low prices for each quarter within the fiscal years ending December 31, 2013 and December 31, 2014. During the periods reported below, our common stock has generally been traded only thinly and sporadically.

The following table sets forth the high and low prices for our common stock as reported by Yahoo Finance for the applicable quarters. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Period Ended December 31, 2013
	STOCK PRICES
	High	Low
1st Quarter	Not available	Not available
2nd Quarter	Not available	Not available
3rd Quarter	$1.55	$1.00
4th Quarter	$7.00	$1.60

	Period Ended December 31, 2014
	STOCK PRICES
	High	Low
1st Quarter	$5.25	$1.50
2nd Quarter	$7.00	$1.00
3rd Quarter	$4.80	$4.00
4th Quarter	$5.00	$3.50

Holders of Common Stock

As of December 31, 2014, we had approximately 70 stockholders of record of our 94,564,648 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities

During the fourth quarter ended December 31, 2014, we sold 201,764 shares of common stock for a total purchase price of $171,500, all of which was paid in cash.

We believe that the issuance and sale of the above securities were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) and/or Regulation D.  The securities were issued directly by us and did not involve a public offering or general solicitation.   There were no commissions paid on the issuance and sale of the shares.

Others sales by us of unregistered shares of our common stock in 2014 were previously reported on our Quarterly Reports on Form 10-Q (and amendments thereof).

Issuer Purchases of Equity Securities

We have never repurchased any of our equity securities. When we unwound our January 2014 acquisition of Affluent later in 2014, the 1,000 shares of common stock which we had issued for that acquisition were returned to us.

ITEM 6.

SELECTED FINANCIAL DATA

This item is not applicable, as we are classified as a smaller reporting company.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

Our business focus is to use our own capital to acquire the outstanding stock of other companies. We do not produce goods or services ourselves. Rather, our primary purpose is to own and trade shares of other companies. We seek to discover, unlock and grow value in privately-held or illiquid companies, including through the exercise of friendly influence at a company in support of operational improvements and strategic initiatives. In some cases, we might be one of the largest shareholders of the other company.

We seek to work closely and constructively with the management and boards of the other companies. While we do not manage the day-to-day operations of these companies, we seek to maintain a thorough understanding of how they operate and evaluate their performance and prospects on an ongoing basis.

We may also seek to actively trade in our strategic investment positions and/or enter into private securities transactions with regard to those positions, to capitalize on price fluctuations and realize profits or minimize losses.

We were initially formed to design and sell mobile apps for smart phones and other mobile platforms such as tablets. We never launched an active business based on this focus.

During the third quarter of 2013, we refocused ourselves as a financial services company.

On January 15, 2014, in support of our financial services business focus, we effected a reverse triangular merger whereby Capstone Affluent Strategies, Inc. (“Affluent”), a California corporation, became our wholly owned subsidiary. Affluent, a financial services company, had been wholly owned by Darin Pastor.

In March 2014, we refocused ourselves again, to our current business model. We believe our current business model is likely to result in lower expenses levels than would have been associated with our financial services company business model.

On May 14, 2014, we effectively unwound the Affluent transaction, due to Affluent’s inability to produce audited financial statements as required and the change in our business focus. In October 2014, we acquired from Darin Pastor certain Affluent assets and assumed certain Affluent liabilities. (Affluent had been dissolved earlier in 2014.)

Currently our primary strategic investment position is in securities of Twinlab. In August 2014, we purchased 10,987,500 shares of common stock of Twinlab in private transactions from 25 shareholders, for nominal consideration. Additionally, in August 2014, we purchased options to acquire 8,743,000 currently-outstanding shares of Twinlab’s common stock (collectively, the “Call Options”) from 14 shareholders in a private transaction, for nominal consideration. The Call Options exercise price is $0.0001 per share and the Call Options expire in August 2015. (In February 2015, we exercised the Call Options. Optionors honored the exercise as to 7,244,500 Twinlab shares. Other optionors have not yet honored the exercise, as to at least 1,498,500 Twinlab shares.)

On September 30, 2014, Twinlab issued to us a Series A Warrant to purchase up to 52,631,579 shares of Twinlab common stock at an exercise price of $0.76 per share (the “First Warrant”), and a Series B Warrant to purchase up to 22,368,421 shares of Twinlab common stock at an exercise price of $0.76 per share (the “Second Warrant”). The First Warrant and the Second Warrant are both exercisable from October 2014 through October 2017.

On September 30, 2014, Twinlab and we also entered into the Put Agreement. Pursuant to the Put Agreement, if we do not exercise the First Warrant by February 16, 2015 and thereafter at a rate of no less than 1,461,988 shares of Twinlab common stock (the “Minimum Amount”) per month (the “Minimum Rate”) over the term of the First Warrant, Twinlab has the right (subject to certain conditions) to require us to exercise the First Warrant at the Minimum Rate for the duration of the First Warrant. In the event Twinlab exercises its right to require us to exercise the First Warrant, the purchase price per share of Twinlab common stock thereunder would be $0.775. We have not exercised the “Minimum Amount” of shares per the agreement but Twinlab has not yet exercised the put, and we still plan to be able to exercise the Minimum Amount. In April 2015 we have to date exercised the First Warrant as to 657,895 Twinlab shares.

In November 2014, we sold 436,681 of our Twinlab shares for approximately $1.0 million. We have continued to sell some of our Twinlab shares in 2015 (2,210,736 shares sold in March and April 2015 to date, for $1,680,159).

On October 28, 2014, we entered into a transaction in which we acquired from Darin Pastor certain assets which had been assets of Affluent and assumed certain liabilities which had been liabilities of Affluent, including liabilities under notes in favor of Darin Pastor. At December 31, 2014, the outstanding principal amount of and accrued interest on such assumed notes was $1,203,552. In addition, as part of the transaction we forgave the $1,089,617 net receivable from Darin Pastor under the crossing lines of credit entered into between Affluent and us in 2013, and the crossing lines of credit were cancelled. As a result of the October 28, 2014 transactions, we recorded an expense item of $1,089,617 and we were deemed to have paid a dividend to Darin Pastor in the amount of $1,484,204.

We currently are considering electing to become a Business Development Company and/or filing (or causing an affiliated company to file) an application with the United States Small Business Administration to become a Small Business Investment Company. We can give no assurance that such an application will be filed or that, if filed, it will be granted.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER, 2014 AND 2013

Revenues and Investment Gains.  Total revenues (other than gain on investment securities) for the year ended December 31, 2014 were $119,923, as compared to revenues in the 2013 year of $171,188.

The 2014 year also included realized gain on investment securities of $1,019,326, mostly from a sale of Twinlab stock, and $18,855,913 of unrealized gain on Twinlab securities we hold. Our reported profitability in 2014 arose entirely from this unrealized gain, which in turn is based on our assessments/estimates of the Twinlab securities’ fair value.

Payroll.  Payroll for the years ended December 31, 2014 and 2013 was $243,107 and $205,607, respectively; the increase in 2014 was primarily due to our having a full year of active operations in 2014 but only a partial year of active operations in 2013.

Professional Fees.  Professional fees for the year ended December 31, 2014 and 2013 were $360,241 and $383,760. In both years, this item consisted primarily of legal fees.

General and Administrative.  General and administrative expenses (excluding payroll expense and professional fees) for the years ended December 31, 2014 and 2013 were $606,740 and $302,150, respectively; the increase in 2014 was primarily due to our having a full year of active operations in 2014 but only a partial year of active operations in 2013.

Forgiveness of Debt - Related Party.  On October 28, 2014, as part of a transaction between Darin Pastor, Affluent (dissolved) and us, we forgave the $1,089,617 net receivable from Darin Pastor under the crossing lines of credit entered into between Affluent and us in 2013, and the lines of credit were cancelled.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, we had $12,685 in cash and cash equivalents, illiquid Twinlab securities owned which we recorded at a $28,838,301 value, a promissory note receivable for $603,952, credit for $86,209 of prepaid expenses, and credit for $65,000 of deposits given.

We anticipate obtaining additional financing to fund operations through common stock offerings, sales of Twinlab stock and sales of future-acquired strategic investment securities, to the extent available. There can be no assurance we will be successful in raising the necessary funds to execute our business plan. The realization of cash proceeds, if any, on sales of our securities positions would likely be “bunchy,” unpredictable and irregular. We can make no assurances and therefore we may incur operating losses and/or negative cash flows in one or more future periods.

Our current intention is to use essentially all free cash flow we generate to make further partial exercises of the First Warrant and the Second Warrant, both to help Twinlab maintain and grow its business (thereby benefiting the value of our remaining Twinlab securities) and to avoid an exercise by Twinlab of a right under the Put Agreement to obligate us to make minimum monthly exercises of the First Warrant.

The $9,973,684 warrant put option item on our balance sheet arises from the contingent possibility that such a Put Agreement obligation might arise in the future.

The $6,742,723 deferred tax liability item on our balance sheet represents the taxes we would owe if we sold all our Twinlab securities at a price resulting in realization of all of the unrealized gain we recorded for such assets on our balance sheet (based on our fair value assessment as of December 31, 2014). No such taxes would be actually payable unless and until after we sell the Twinlab securities, and the amount of actual taxes payable would depend on the actual sales prices.

From time to time after October 28, 2014 our controlling stockholder Darin Pastor has made advances and direct-payments to assist us in covering expenses; he is not obligated to make any such advances and direct-payments and there can be no assurance that any such advances and direct-payments will continue. In addition, the amounts of these advances and direct-payments are reimbursable to him upon his demand at any time. At December 31, 2014 there had been $94,306 of such advances and direct-payments.

We remind readers that our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by emerging companies. Also, our limited operating history makes predictions of future operating results and cash needs difficult to ascertain.

The following table provides detailed information about our net cash flow for our 2014 and 2013 fiscal years.

	For the years ended December 31,
	2014	2013
Net cash used in operating activities	$(464,631)	$(1,389,140)
Net cash provided by financing activities	477,317	1,383,000
Net increase (decrease) in cash	12,685	(6,140)
Cash, beginning	-	6,140
Cash, ending	$12,685	$-

Operating activities

Net cash used in operating activities was $464,631 for the 2014 year compared to $1,389,140 for the 2013 year. In 2014, we implemented fair value accounting practices for our investments. More than 100% of our 2014 net income arose from unrealized gain on investment securities, which is a noncash item. This was partially offset by the noncash prospective tax liability item associated with such unrealized gain.

Financing activities

Net cash provided by financing activities for the 2014 and 2013 years was $477,316 and $1,383,000, respectively, and was mainly attributable to capital raised through the issuance of our common stock.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.  We base our estimates and judgments on historical experience and on various other assumptions, we believe to be reasonable under the circumstances.  Future events, however, may differ markedly from our current expectations and assumptions.  See Note 2 – Summary of Significant Accounting Policies in our Notes to Financial Statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable, as we are classified as a smaller reporting company.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules within this Form 10-K.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We reiterate our prior disclosure of the resignation of Seale and Beers, CPAs on August 4, 2014 and our engagement of Squar, Milner, Peterson, Miranda & Williamson, LLP as our new independent registered public accounting firm on September 5, 2014. No additional matters are required by this item to be disclosed in this Annual Report.

ITEM 9A

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act, as of December 31, 2014 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, who concluded that our disclosure controls and procedures are effective. The errors which required the restatement of financial statements and the amendments of periodic reports, as reported and summarized in our Current Report on Form 8-K filed on November 13, 2014 (as amended on November 24, 2014) and in such amendments and as further stated in the following paragraph of this item, were, in their judgment, not due to ineffectiveness of our disclosure controls and procedures.

Our Board of Directors concluded in November 2014 that the previously issued audited consolidated financial statements and other financial information contained in our initially-filed Annual Report on Form 10-K for the fiscal year ended December 31, 2013 failed to properly account for certain financial information.  Consequently, the Board concluded that for comparative purposes the previously issued unaudited financial statements and certain other financial information contained in the initially-filed Quarterly Reports on Form 10-Q for the fiscal periods ended June 30, 2013, September 30, 2013, March 31, 2014, and June 30, 2014, and our earnings releases and other financial communications after the filing of our initially-filed Annual Report on Form 10-K for the fiscal year ended December 31, 2013, should no longer be relied upon.

We thereafter filed corrective amendments of these periodic reports.

Internal Control Over Financial Reporting

Our management is responsible for preparing our annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
·	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework in 2014. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of December 31, 2014 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of December 31, 2014:

(1)	we do not employ full time in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With respect to material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;
(2)	we have inadequate segregation of duties consistent with the control objectives including but not limited to the disbursement process, transaction or account changes, and the performance of account reconciliations and approval;
(3)	we have ineffective controls over the period end financial disclosure and reporting process caused by reliance on third-party experts and/or consultants and insufficient accounting staff; and
(4)	we do not have a functioning audit committee of the Board of Directors and our Board of Directors, in its performance of the functions generally associated with audit committees, lacks a majority of (indeed, lacks any) independent members and lacks a majority of (indeed, lacks any) outside directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls, approvals and procedures.

Changes in Internal Control Over Financial Reporting

No substantial changes in our internal control over financial reporting occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that we have increased our use of external accounting services, adopted policies to improve timely reviews by management and coordination with accounting consultants, and engaged corporate and securities legal counsel with better capabilities than our previous provider’s.

ITEM 9B

OTHER INFORMATION

In the fourth quarter of 2014, we became a party to the following material agreements which (as permitted by SEC regulations) we did not previously disclose and describe on a Current Report on Form 8-K:

-	Agreement, dated as of October 28, 2014, between Darin Pastor, Affluent (dissolved) and us. In this Agreement, we acquired from Darin Pastor certain assets which had been assets of Affluent and assumed certain liabilities which had been liabilities of Affluent, including liabilities under notes in favor of Darin Pastor. At December 31, 2014, the outstanding principal amount of and accrued interest on such assumed notes was $1,203,552. In addition, as part of the transaction we forgave the $1,089,617 net receivable from Darin Pastor under the crossing lines of credit entered into between Affluent and us in 2013, and the lines of credit were cancelled. As a result of the October 28, 2014 transactions, we recorded an expense item of $1,089,617 and we were deemed to have paid a dividend to Darin Pastor in the amount of $1,484,204.

-	Amendment to Agreement, dated as of December 31, 2014, between Darin Pastor, Affluent (dissolved) and us. This Amendment added and corrected certain details regarding the Agreement, dated as of October 28, 2014.
-	Promissory Note from Thomas Tolworthy in favor of us, dated November 14, 2014. This unsecured Note was given against our $600,000 loan to Mr. Tolworthy. The Note is unsecured, bears interest at 5%, and matures on December 29, 2015.
-	Agreement to Reform Promissory Notes Due to Scrivener’s Error, dated December 15, 2014, between Darin Pastor, Affluent (dissolved) and us. This Agreement reformed the provisions of three promissory notes initially made by Affluent (but for which we later expressly assumed liability) in favor of Darin Pastor so that, in accordance with the original intention, they conformed with the provisions of three promissory notes Darin Pastor had made in favor of an unrelated third party to support Affluent’s business. In the Agreement, we also confirmed our binding obligation to Darin Pastor under the three notes initially made by Affluent, with the Company being substituted for Affluent as “Borrower” for all purposes of such notes.
-	Amendment No. 1 to Common Stock Put Agreement, dated as of December 15, 2014, between Twinlab and us. This Amendment extended to February 16, 2015 the date on which, if we had not yet exercised the Series A Warrant for the Minimum Amount, Twinlab would have the right to exercise its put under the Put Agreement.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information is set forth below regarding our current directors and executive officers. The first two persons listed constitute our Board of Directors.

The members of our Board of Directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

Darin Pastor, Age 43, CEO and Chairman - Mr. Pastor became our Chairman and Chief Executive Officer in August 2013. He was Chief Executive Officer of Capstone Affluent Strategies, Inc., a financial services firm, from September 2012 to April 2014. (Capstone Affluent Strategies, Inc. provided broker-dealer services on the LPL Financial LLC trading platform from September 2012 to July 2013.) From June 2011 to September 2012 he was a Managing Director of Prudential Insurance Company of America. From August 2010 to June 2011 he was an independent financial consultant, primarily for Colonial Life, and before that he was Senior Vice President and Senior Investment Manager at JPMorgan Chase & Co. since 2006.

Mr. Pastor has nearly two decades of experience in financial services and sales. In 2012, Prudential ranked him as the #1 Managing Director in the nation measured by year over year sales growth, and he was ranked as the top-selling Senior Investment Manager in the nation during his tenure at JPMorgan Chase & Co. At Chase, he and his team managed $6.6 billion in client assets.

Mr. Pastor’s work history also includes extensive experience as an entrepreneur. From 1989 to 1996, he was a Division Manager and owner at Pepsi-Cola Buffalo Bottling Corp. He was the owner of American Mortgage Affiliates from 1996 to 2004, opening seven retail financial center locations throughout New York before selling the company to his partner.

Our conclusion that Mr. Pastor should be elected as a Director was based on his experience as set forth above.

George Schneider, Age 60, President, Chief Investment Officer and a Director - Mr. Schneider became our President and Chief Investment Officer, and joined our Board of Directors, in August 2013. Before that, Mr. Schneider was since 2007 a Managing Member of Cove Partners, LLC, a specialty investment banking and financial advisory firm that focuses on the alternative energy (including renewable energy) and resource recovery related industries. Before Cove Partners, Mr. Schneider was a Managing Member at Red River Capital Partners, LLC, an investment banking and financial advisory firm specializing in the alternative energy, resource recovery, technology and telecommunications industries. Before that, Mr. Schneider served as Head of Investment Banking and Special Advisor to the Board of Directors for Crown Financial Group, Inc., a publicly traded broker-dealer and market maker.

Mr. Schneider's investment banking experience includes public and private corporate debt, municipal debt and equity capital raises, merger, acquisition and divestiture transactions, structured finance transactions, valuation analyses, fairness opinions, tender and exchange offers and corporate and financial restructurings. In addition to his investment banking and sales and trading experiences, Mr. Schneider has senior investment management qualification and experience, serving as a senior portfolio manager and Director of Bond Management for Prudential Insurance Company and a portfolio manager for General Reinsurance Corporation where his work concerned a wide range of debt and equity securities. Mr. Schneider received a Bachelor of Science in Economics degree from the University of Pennsylvania's Wharton School of Business.

Our conclusion that Mr. Schneider should be elected as a Director was based on his experience as set forth above.

Halford W. Johnson, Age 51, Chief Financial Officer – Mr. Johnson became our Chief Financial Officer in September 2013. From October 2012 to April 2014, Mr. Johnson was the Chief Financial Officer of Capstone Affluent Strategies, Inc., a wealth management firm in Irvine, California. Mr. Johnson worked for JPMorgan Chase-Chase Investment Services Corp from 2000 to 2012 as an Administrative Officer. In all, Mr. Johnson has 29 years of experience in financial services, with emphasis on the areas of investment, business and estate planning, as well as compliance supervision.

Code of Ethics

In 2013, we adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. As required by SEC regulations, this code of ethics constitutes and relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

We will provide a copy of this code of ethics at no charge upon receipt of a written request to us at Capstone Financial Group, Inc., 8600 Transit Road, East Amherst, NY 14051.

Corporate Governance / Board of Directors Committees

We currently do not have standing audit, nominating and compensation committees of the Board of Directors, or any other Board of Directors committees performing similar functions. Until formal committees are established, our entire Board of Directors performs the same functions as an audit, nominating and compensation committee.

Changes in Director Nomination Procedures

There was no change in 2014 in the procedures by which stockholders might nominate or propose candidates to serve on the Board of Directors. Stockholders wishing to propose director candidates should direct the proposal to our Chairman, Darin Pastor, by letter.

Audit Committee Financial Expert

We currently do not have an audit committee of the Board of Directors. We consider that neither of the persons on our Board of Directors currently qualifies as an “audit committee financial expert,” as defined in SEC regulations. We believe it is unnecessary for our Board of Directors currently to have a member who so qualifies, in view of the facts that our current directors own a substantial majority of our outstanding stock, none of our current directors is “independent” anyway, and recruiting and compensating a director qualifying as an “audit committee financial expert” would place an undue burden on our limited resources.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms furnished to us, or written representations from certain reporting persons, we have determined that all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners as to our equity securities were satisfied during the fiscal year ended December 31, 2014.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table details compensation paid to our (2014) executive officers for the years ended December 31, 2013 and December 31, 2014.

Name	Position	2013 Salary	2014 Salary
Darin R. Pastor	Chief Executive Officer, Chairman & Director	$0	$4,897
George L. Schneider	President, Chief Investment Officer & Director	$13,000	$44,575
Halford W. Johnson	Chief Financial Officer	$0	$79,966

None of our (2014) executive officers received any compensation in 2013 or 2014 other than in the form of salary (i.e., no bonuses, stock awards, option awards, nonequity incentive plan compensation, nonqualified deferred compensation earnings, or other compensation).

Mr. Pastor and Mr. Schneider became Company employees in August 2013. Mr. Johnson became a Company employee in September 2013.

Stock Options and Other Equity Compensation

We have not adopted an equity incentive plan and we have never granted any restricted stock awards, stock options, restricted stock units or other equity-based compensation to any service provider.

Overview of Compensation Program

Our Board of Directors does not currently have a compensation committee. Until a formal compensation committee is established, our entire Board of Directors has responsibility for compensation matters. As a result of the size of the Company and only having three executive officers, the Board of Directors evaluates both performance and compensation on an informal basis.

In view of our limited cash resources and the substantial equity positions held by our senior officers, the Board of Directors has maintained salaries at a quite low level for persons who are adequately incentivized by holding large positions in Company stock.

We do not currently have any equity incentive program for our personnel.

Upon hiring additional executives (whose positions in Company stock are not as large as Darin Pastor’s and George Schneider’s), the Board of Directors intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that we achieve and maintain the ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of our peer companies. To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers, may need to include both customary cash compensation and stock-based compensation that rewards performance as measured against established goals.

Director Compensation

Our directors also serve as executive officers of the Company, and they receive no additional compensation for their service on the Board of Directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on April 24, 2015, relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 94,564,648 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after April 24, 2015 pursuant to options, warrants, conversion privileges or other rights. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the SEC, that only the person or entity whose ownership is being reported has exercised/converted options, warrants, etc. for/into shares of our common stock.

None of the persons in the following table beneficially owns any shares by virtue of having a right to acquire such shares within 60 days after April 24, 2015 pursuant to options, warrants, conversion privileges or other rights.

Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Darin R. Pastor, Chief Executive Officer and Director	69,702,777	73.7%
Common	George L. Schneider, President and Director	9,036,000	9.6%
Common	Halford W. Johnson, Chief Financial Officer	119,497	*
Common	All Directors and Executive Officers as a Group	78,858,274	83.4%

(1)     Each person has sole voting power and sole investment power with respect to the shares set forth next to his name in this table. Each person’s address is in care of the Company at 8600 Transit Road, East Amherst, NY 14051.

  Refers to beneficial ownership of less than 1%.

Changes in Control

There are no arrangements, known to us, including any pledge by any person of securities of the Company, the operation of which may at a later date result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On July 12, 2012, we executed a promissory note in favor of Ryan Faught, who was then our chief executive officer, for $10,000. The unsecured loan bore interest at 6% per annum with principal and interest due on July 13, 2015. In 2013, Ryan Faught loaned us an additional $3,500 with the same terms as the previous promissory note for $10,000. During 2013, Ryan Faught forgave the entire balance of principal of $13,500 and accrued interest of $702.

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

On October 28, 2014, we entered into a transaction in which we acquired from Darin Pastor certain assets which had been assets of Affluent and assumed certain liabilities which had been liabilities of Affluent, including liabilities under notes in favor of Darin Pastor. At December 31, 2014, the outstanding principal amount of and accrued interest on such assumed notes was $1,203,552. In addition, as part of the transaction we forgave the $1,089,617 net receivable from Darin Pastor under the lines of credit described above, and the crossing lines of credit were cancelled. As a result of the October 28, 2014 transactions, we recorded an expense item of $1,089,617 and we were deemed to have paid a dividend to Darin Pastor in the amount of $1,484,204.

From time to time after October 28, 2014, our controlling stockholder Darin Pastor has made advances and direct-payments to assist us in covering expenses; he is not obligated to make any such advances and direct-payments and there can be no assurance that any such advances and direct-payments will continue. In addition, the amounts of these advances and direct-payments are reimbursable to him upon his demand at any time. At December 31, 2014, there had been $94,306 of such advances and direct-payments.

We subleased an executive office at 2600 Michelson Drive, Suite 700, Irvine, California 92612 from Affluent and from our chief executive officer Darin Pastor, the successor of Affluent, from September 2013 through March 2015. Our occupancy right, on a prepaid basis, was one of the Affluent assets we obtained from Darin Pastor in the October 28, 2014 transaction. The value of the occupancy right was $28,736 per month.

Certain Control Persons

On September 6, 2013, Ryan Faught sold 70,964,000 (as adjusted for a later stock split) shares of the Company’s common stock to Darin Pastor, for an aggregate purchase price of $1,774.

Additionally, on September 6, 2013, Ryan Faught sold 9,036,000 (as adjusted for a later stock split) shares of the Company’s common stock to George Schneider, for an aggregate purchase price of $226.

By these transactions, Darin Pastor and George Schneider obtained 88.6% of the then outstanding shares of common stock of the Company.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The following table sets forth the fees billed for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, etc., for the years ended December 31, 2014 and December 31, 2013:

Audit Fees	Period Ended December 31,
	2014	2013
Seale and Beers, CPAs	$10,500	$13,000
Squar, Milner, Peterson, Miranda & Williamson, LLP	34,000	—
	$44,500	$13,000

AUDIT-RELATED FEES

None, for the years ended December 31, 2013 and December 31, 2014.

TAX FEES

None, for the years ended December 31, 2013 and December 31, 2014.

ALL OTHER FEES

None, for the years ended December 31, 2013 and December 31, 2014.

AUDIT COMMITTEE POLICIES AND PROCEDURES

Our Board of Directors does not have an audit committee. The entire Board of Directors fulfills the function of an audit committee. The Board of Directors does not have formal preapproval policies and procedures of the type contemplated by this item.

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements listed in the "Index to Financial Statements" on page 32 are filed as part of this report.

Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

			Incorporated by reference
Exhibit		Filed			Filing
Number	Exhibit Description	herewith	Form	Exhibit	date
2.1	Stock Purchase Agreement dated September 6, 2013 between Ryan Faught and Darin Pastor		10-K	2.1	2/18/2015
2.2	Stock Purchase Agreement dated September 6, 2013 between Ryan Faught and George L. Schneider		10-K	2.2	2/18/2015
2.3	Agreement and Plan of Merger among the Company, Capstone Sub Co. and Capstone Affluent Strategies, Inc., dated December 13, 2013		8-K	2.1	12/13/2013
2.3.1	Articles of Merger filed January 15, 2014, between Capstone Sub Co. and Capstone Affluent Strategies, Inc.		8-K	3(i)(d)	1/16/2014
2.3.2	Rescission of Agreement and Plan of Merger among the Company, Capstone Sub Co. and Capstone Affluent Strategies, Inc.		8-K	10.1	5/1/2014
3.1	Articles of Incorporation of Creative App Solutions Inc. dated July 10, 2012		S-1	3(i)(a)	10/17/2012
3.1.1	Certificate of Amendment to Articles of Incorporation filed August 26, 2013		8-K	3(i)(a)	8/29/2013
3.1.2	Certificate of Change filed September 6, 2013		8-K	3(i)(c)	9/12/2013
3.2	Bylaws		S-1	3(ii)	10/17/2012
3.2.1	Amended Bylaws, adopted August 26, 2013		10-K	3.2.1	2/18/2015
10.1	Promissory Note from Capstone Affluent Strategies, Inc. in favor of Darin Pastor, dated October 4, 2012		10-K	10.1	2/18/2015
10.2	Promissory Note from Capstone Affluent Strategies, Inc. in favor of Darin Pastor, dated October 22, 2012		10-K	10.2	2/18/2015
10.3	Promissory Note from Capstone Affluent Strategies, Inc. in favor of Darin Pastor, dated December 31, 2012		10-K	10.3	2/18/2015
10.4	Agreements dated August 26, 2013	X
10.5	Revolving Credit Grid Note dated August 8, 2013 between the Company (as “Maker”) and Capstone Affluent Strategies, Inc.		10-Q	10.1	11/19/2013
10.6	Revolving Credit Grid Note dated September 13, 2013 between the Company and Capstone Affluent Strategies, Inc. (as “Maker”)		10-Q	10.2	11/19/2013
10.6.1	Amendment No. 1 to Revolving Credit Grid Note, dated Oct. 7, 2013		10-Q	10.3	11/19/2013
10.7	Call Options, dated August 1, 2014, from respective holders of common stock of Twinlab Consolidated Holdings, Inc. to the Company		13D	2	12/17/2014

Exhibit Index (continued)

Incorporated by reference
Exhibit		Filed			Filing
Number	Exhibit Description	herewith	Form	Exhibit	date
10.8	Series A Warrant, dated as of September 30, 2014, issued by Twinlab Consolidated Holdings, Inc. to the Company		8-K	10.1		10/6/2014
10.9	Series B Warrant, dated as of September 30, 2014, issued by Twinlab Consolidated Holdings, Inc. to the Company		8-K	10.2		10/6/2014
10.10	Common Stock Put Agreement, dated as of September 30, 2014, between Twinlab Consolidated Holdings, Inc. and the Company		8-K	10.3		10/6/2014
10.10.1	Amendment No. 1 to Common Stock Put Agreement, dated as of December 15, 2014, between Twinlab Consolidated Holdings, Inc. and the Company		10-K	10.11.1		2/18/2015
10.11	Registration Rights Agreement, dated as of September 30, 2014, between Twinlab Consolidated Holdings, Inc. and the Company		8-K	10.	4	10/6/2014
10.12	Agreement, dated as of October 28, 2014, between Darin Pastor, Capstone Affluent Strategies, Inc. (dissolved) and the Company	X
10.12.1	Amendment to Agreement, dated as of December 31, 2014, between Darin Pastor, Capstone Affluent Strategies, Inc. (dissolved) and the Company	X
10.13	Promissory Note from Thomas Tolworthy in favor of the Company, dated November 14, 2014	X
10.14	Agreement to Reform Promissory Notes Due to Scrivener’s Error, dated December 15, 2014, between Darin Pastor, Capstone Affluent Strategies, Inc. (dissolved) and the Company		10-K	10.14		2/18/2015
10.15	Lease Agreement, dated as of April 29, 2015, between Iskalo 8600 Transit LLC and the Company	X
14.1	Code of Ethics	X
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO	X
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO	X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO	X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE FINANCIAL GROUP, INC.

By: /S/ Darin R. Pastor

Darin R. Pastor, Chief Executive Officer

Date: April 29, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Darin R. Pastor	Chairman of the Board of Directors,	April 29, 2015
Darin R. Pastor	Chief Executive Officer (Principal Executive Officer)
/s/ Halford W. Johnson	Chief Financial Officer	April 29, 2015
Halford W. Johnson	(Principal Financial Officer)
/s/ George L. Schneider	Director	April 29, 2015
George L. Schneider

CAPSTONE FINANCIAL GROUP, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Capstone Financial Group, Inc.:

Report on Financial Statements

We have audited the accompanying statements of financial condition of Capstone Financial Group, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capstone Financial Group, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Notes 1 and 3, essentially 100% of the Company’s investments are in common stock, call options, warrants and put obligations with respect to one company, whose common stock is thinly traded. The Company’s call and put contracts require the Company to purchase at a rate of no less than 1,461,988 shares per month of Twinlab common stock through October 2017. The expected cash obligation from the options are expected to be approximately $2.9 million for the year ended December 31, 2015. At December 31, 2014, the Company has approximately $12 thousand in cash. Management plans to fund the Twinlab warrant/shares acquisition through the sales of Twinlab common stock and/or capital raises. There can be no assurances that management will be able to continue to sell its shares of Twinlab common stock for cash or that the Company will be able to successfully raise sufficient capital to fund the required warrant exercises. Also as discussed in Note 3, 100% of the Company’s investments (including common stock and call option assets and put option liabilities) are classified as Level 3 Fair Value Measurements at December 31, 2014 which have been valued by the Company’s Board of Directors. We have reviewed the procedures applied by the Company in valuing such investment securities and inspected underlying documentation; while in the circumstances, the procedures appear to be reasonable and the documentation appropriate, determination of fair values involves subjective judgment and ultimate amounts realized may significantly vary from values presently estimated. Our opinion is not modified with respect to these matters.

SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California

April 29, 2015

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2014	December 31, 2013
ASSETS
Financial instruments, at fair value	$28,838,301	$—
Cash	12,685	—
Note receivable	603,952	—
Line of credit receivable, net - related party	—	580,043
Accrued interest receivable - related party	—	6,542
Prepaid expense	86,209	16,895
Furniture and equipment, net	6,500	—
Deposits	65,000	100,000
Total assets	$29,612,647	$703,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$—	$12,973
Accrued taxes payable	1,600	800
Accrued expenses	45,524	—
Accrued payroll liabilities	1,423	11,960
Accrued interest payable - related party	4,431	4,519
Short term advances payable - related party	94,306	—
Note payable - related party	1,203,552	—
Deferred revenue	116,662	—
Warrant put option	9,973,684	—
Deferred tax liability	6,742,723	—
Total liabilities	18,183,905	30,252

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 2,000,000,000 shares
authorized; 94,564,648 and 93,025,000 issued and outstanding
as of December 31, 2014 and 2013, respectively	94,565	93,025
Additional paid-in capital	1,176,633	1,353,677
Retained earnings (deficit)	10,157,544	(773,474)
Total stockholders' equity	11,428,742	673,228
Total liabilities and stockholders' equity	$29,612,647	$703,480

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2014	2013
Revenues
Services income	$83,338	$171,188
Interest - related party	36,585	—
	119,923	171,188
Expenses
Payroll	243,107	205,607
Professional fees	360,241	383,760
General and administrative	606,740	302,150
Forgiveness of debt - related party	1,089,617	—
Interest expense	—	2,963
Interest expense - related party	20,916	4,938
	2,320,621	899,418

Realized and Unrealized Gain on Investments
Realized gain on investment securities, net	1,019,326	—
Unrealized gain on investment securities, net	18,855,913	—
Gain on investments, net	19,875,239	—

Net income (loss) before taxes	17,674,541	(728,230)
Provision for income taxes	6,743,523	800
Net income (loss)	$10,931,018	$(729,030)
Net income (loss) per share - basic and diluted	$0.12	$(0.01)
Weighted average shares outstanding -
basic and diluted	93,890,264	83,387,110

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Retained	Total
	Common Shares		Paid-In	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance, December 31, 2012	80,200,000	$80,200	$(75,700)	$(44,444)	$(39,944)

February 25, 2013 Issuance of common stock for cash	10,000,000	10,000	40,000	—	50,000

April 16, 2013 Issuance of common stock for services	1,000,000	1,000	4,000	—	5,000

June 6, 2013 Cancellation of common stock for services	(1,000,000)	(1,000)	(4,000)	—	(5,000)

September 30, 2013 Issuance of common stock for cash	1,470,000	1,470	306,732	—	308,202

December 31, 2013 Issuance of common stock for cash	1,355,000	1,355	1,082,645	—	1,084,000

Net loss	—	—	—	(729,030)	(729,030)

Balance, December 31, 2013	93,025,000	93,025	1,353,677	(773,474)	673,228

February 25, 2014 Issuance of common stock for cash	488,237	488	414,512	—	415,000

May 8, 2014 Issuance of common stock for cash	412,000	412	349,788	—	350,200

August 29, 2014 Issuance of common stock for cash	437,647	438	371,562	—	372,000

Fourth quarter 2014 Issuance of common stock for cash	201,764	202	171,298	—	171,500

October 28, 2014 Deemed dividend	—	—	(1,484,204)	—	(1,484,204)

Net income	—	—	—	10,931,018	10,931,018

Balance, December 31, 2014	94,564,648	$94,565	$1,176,633	$10,157,544	$11,428,742

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,931,018	$(729,030)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Purchases of investments	(8,704)	—
Net change in unrealized (gain) on investment securities, net	(18,855,913)	—
Forgiveness of debt - related party	1,089,617	14,202
Depreciation	333	—
(Increase) decrease in assets:
Note receivable	(603,952)	—
Receivable line of credit, net - related party	—	(580,043)
Accrued interest receivable - related party	(32,633)	(6,542)
Prepaid expense	76,282	(16,895)
Deposits	35,000	(100,000)
Increase (decrease) in liabilities:
Accounts payable	(12,973)	12,673
Accrued taxes payable	800	800
Accrued expenses	45,524	—
Accrued payroll liabilities	(10,537)	11,960
Accrued interest payable - related party	22,122	4,236
Payables interest	—	(501)
Deferred revenue	116,662	—
Deferred tax liability	6,742,723	—
Net cash used in operating activities	(464,631)	(1,389,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	1,308,700	1,428,000
Net proceeds of line of credit - related party	(925,690)	(45,000)
Short term advances payable - related party	94,306	—
Net cash provided by financing activities	477,316	1,383,000
Increase (decrease) in cash	12,685	(6,140)
Cash at beginning of period	—	6,140
Cash at end of period	$12,685	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Assets acquired in acquisition	$(152,429)	$—
Liabilities assumed in acquisition	$1,636,633	$—
Deemed dividend	$(1,484,204)	$—

 See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

The business focus of Capstone Financial Group, Inc. (the "Company") is to invest in stock of other companies. The Company seeks to discover, unlock and grow value in privately-held or illiquid companies, including through the exercise of friendly influence at a company in support of operational improvements and strategic initiatives. In some cases, the Company might be one of the largest shareholders of the other company.

The Company seeks to work closely and constructively with the management and boards of the other companies. While the Company does not manage the day-to-day operations of these companies, the Company seeks to maintain a thorough understanding of how they operate and evaluate their performance and prospects on an ongoing basis.

The Company may also seek to actively trade in its strategic investment positions and/or enter into private securities transactions with regard to those positions, to capitalize on price fluctuations and realize profits or minimize losses.

The Company was incorporated on July 10, 2012 under the laws of the State of Nevada, as Creative App Solutions, Inc.  On August 23, 2013, the Company amended its articles of incorporation and changed its name to Capstone Financial Group, Inc.

Through December 31, 2012, the Company had not commenced significant operations and, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, the Company was considered a development stage company.  During the year ended December 31, 2013, the Company exited the development stage. Effective in 2014, the Company transitioned its business plan to its current business focus.

At December 31, 2014 the Company’s investments are entirely focused in one entity, Twinlab. Twinlab also holds a put to require the Company to exercise minimum monthly warrant amounts.  The Company is currently selling a portion of its investment in Twinlab to fund this put obligation. Management believes that it will be able to liquidate a sufficient portion of its investment and/or raise additional capital to fund its put obligation as and when it becomes due. However, no assurance can be given that market conditions in the future will continue to allow the Company to sell its investments in sufficient quantities to fund its put obligation or to raise additional capital to do so. (See Note 3)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared using the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the accounting and financial reporting conventions of the investment company industry.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no effect on the previous reported results of operations or stockholders’ equity.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Common Stocks

Generally, when the Company invests in common stocks that are traded on the NASDAQ Markets or over-the-counter markets (such as the OTCBB, OTCQB or OTC Pink marketplaces), such common stocks are valued at the last traded price. If there is no trade on a measurement date, the Company will typically value the common stock at the closing bid price. However, in certain circumstances, the closing trading price is not considered to be a fair indication of the value for which the Company can sell the common stock. In such cases, the common stock must be analyzed to determine what exit price the Company would receive when liquidating the position. Investments in non-marketable common stocks at December 31, 2014 were valued based on subsequent transactions with unrelated third parties. These positions are classified as Level 3 securities by the Company.

Derivative Financial Instruments

Derivative financial instruments include stock options and call and put warrants at December 31, 2014. Derivatives are accounted for at fair value with changes in fair value reported in operations. The significant unobservable inputs used in the fair value measurement of the Company’s derivative financial instruments include the underlying common stock, duration, volatility and discount rate, which are used in the Black-Scholes model. Changes to any of those inputs in isolation would result in fluctuations in the fair value measurement.

Investment Transaction, Related Income and Expenses

Purchases and sales of investments are recorded on a trade-date basis. Realized gains and losses on investments are recognized on the first-in, first-out method. Dividend income on investments owned is recognized on the exdividend date, net of applicable withholding taxes.

Revenue Recognition

The Company recognizes revenue for services when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the investment banking service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is probable.

Earnings per Share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As of December 31, 2014 and 2013, there were no dilutive common shares equivalents outstanding.

Concentration Risks

During the year ended December 31, 2014, the Company had $83,338 in revenue generated from two customers for consulting services and had interest income from a related party of $36,585.  During the year ended December 31, 2013, the Company had $164,593 in revenue generated from two customers.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2014 the Company reviewed its tax positions and determined there were no outstanding or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities; therefore, this standard has not had a material effect on the Company.

Advertising costs

Advertising costs are expensed as incurred. For the years ended December 31, 2014 and 2013, advertising costs of $62,816 and $44,173, respectively, were included in general and administrative expenses.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through the date of this filing, and management does not expect adoption of such pronouncements to have an impact on the Company’s financial statements.

NOTE 3 – INVESTMENTS, AT FAIR VALUE

Investments in securities and unrealized gain, net are comprised of the following at December 31, 2014.

		Cost	Estimated Fair Value	Unrealized Gain (Loss)
ASSETS
Common Stocks		$6,215	$8,350,500	$8,344,288
Unlisted Call Options		2,492	6,312,801	6,310,309
Warrants - "A" (the First Warrant)		---	9,947,368	9,947,368
Warrants - "B" (the Second Warrant)		---	4,227,632	4,227,632
		$8,707	$28,838,301	$28,829,597

LIABILITIES
Warrant put option	$	---	$(9,973,684)	$(9,973,684)

For the year ended December 31, 2014, the Company recorded a net unrealized gain on investment securities of $18,855,913.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – INVESTMENTS, AT FAIR VALUE (CONTINUED)

During the first quarter of 2014, the Company purchased shares in a company traded on the OTC Markets for a total of $2,919. The Company currently categorizes these holdings as Level 3 assets. As of December 31, 2014, this investment is carried at $0 value under management’s valuation guidelines.

In August 2014, the Company purchased 10,987,500 split-adjusted shares of common stock of Twinlab Consolidated Holdings, Inc. (“Twinlab”) in private transactions from 25 shareholders for total consideration of $3,296.  In November 2014, the Company sold 436,681 of these shares.

In August 2014, the Company purchased options to acquire 8,743,000 outstanding shares of Twinlab’s Common Stock (collectively, the “Call Options”) in a private transaction from 14 stockholders, for total consideration of $2,623. The Call Options exercise price is $0.0001 per share and the Call Options expire in August 2015. Such options are immediately exercisable and in February 2015, the Company exercised 7,244,500 of those options.

In September 2014, Twinlab issued to the Company a Series A Warrant to purchase up to 52,631,579 shares of Twinlab’s Common Stock at an exercise price of $0.76 per share (the “First Warrant”) and a Series B Warrant to purchase up to 22,368,421 shares of Twinlab’s Common Stock at an exercise price of $0.76 per share (the “Second Warrant”). Both the First Warrant and the Second Warrant are exercisable from October 2014 through October 2017.

Twinlab and the Company also entered into a Common Stock Put Agreement, dated as of September 30, 2014, as amended on December 15, 2014 (the “Put Agreement”). Pursuant to the Put Agreement, if the Company does not exercise the First Warrant by February 16, 2015 and thereafter at a rate of no less than 1,461,988 shares of Common Stock (“the Minimum Amount”) per month (the “Minimum Rate”) over the term of the First Warrant, Twinlab has the right (subject to certain conditions) to require the Company to exercise the First Warrant at the Minimum Rate for the duration of the First Warrant.

Fair Value of Financial Instruments

The Company's financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting guidance. The following fair value hierarchy table presents information about the Company's financial instruments measured at fair value.

	Assets and Liabilities Measured at
	Fair Value on a Recurring Basis
	December 31, 2014			December 31, 2013
	Level 2	Level 3	Total	Total
Assets
Financial instruments, at fair value:
Common Stocks	$—	$8,350,500	$8,350,500	$—
Unlisted Call Options	—	6,312,801	6,312,801	—
Warrants - "A" (the First Warrant)	—	9,947,368	9,947,368	—
Warrants - "B" (the Second Warrant)	—	4,227,632	4,227,632	—
Total Financial instruments, at fair value	—	28,838,301	28,838,301	—
Total assets held at fair value	$—	$28,838,301	$28,838,301	$—

Liabilities
Financial instruments, at fair value:
Warrant put option	—	9,973,684	9,973,684	—
Total liabilities held at fair value	$—	$9,973,684	$9,973,684	$—

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – INVESTMENTS, AT FAIR VALUE (CONTINUED)

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

At December 31, 2014, the Company recorded its investment in Twinlab common stock at $0.76 per share which is management's estimate of the fair market value and is based, in part, on the subsequent sale of Twinlab common shares to unrelated parties in 2015 (see Note 11).

At December 31, 2014, the Company recorded its investment in the Call Options at the estimated fair market value of $0.76 per option share, which reflects management’s estimate of the fair market value of the underlying common stock of Twinlab.

At December 31, 2014, the Company recorded its investment in the First Warrant and the Second Warrant and its liability under the Put Agreement at management's estimate of the fair market value using the Black-Scholes option pricing model with the following weighted-average assumptions:

For the year ended
December 31, 2014
Volatility	44%
Risk - free interest rate	0.58%
Dividend yield	-
Expected life in years	2

NOTE 4 – LINES OF CREDIT, NET – RELATED PARTY

On August 8, 2013, the Company entered into (as borrower) an unsecured $500,000 revolving line of credit with Capstone Affluent Strategies, Inc. (“Affluent”), which was owned and controlled by Darin Pastor. The line of credit bore interest at 2% per annum with principal and interest due on August 8, 2015. At December 31, 2013, the balance payable on the line of credit was $892,093.

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

Due to a right of offset, the receivable and payable under the crossing revolving lines of credit with Affluent had been presented in the accompanying balance sheet as a $580,043 net receivable at December 31, 2013.

As part of an October 28, 2014 transaction, the crossing revolving lines of credit with Affluent were cancelled, and the Company forgave its $1,089,617 net receivable thereunder. (See Note 8.)

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – NOTE RECEIVABLE

On November 14, 2014 the Company loaned $600,000 to Twinlab’s chief executive officer/controlling shareholder under an unsecured note due December 29, 2015 bearing interest at 5%. At December 31, 2014 the balance receivable on the note is $603,952.

NOTE 6 – DEPOSIT

At December 31, 2013, the Company had made a $100,000 deposit related to an anticipated purchase transaction. In February 2014, the transaction was cancelled and the $100,000 was repaid to the Company. In 2014, the Company made a deposit of $65,000 toward an anticipated purchase transaction.

NOTE 7 – STOCKHOLDERS’ EQUITY

On September 6, 2013, the Company effected a 20-for-1 forward stock split of its $0.001 par value common stock and increased its authorized common stock to 2,000,000,000 shares. All shares and per share amounts have been retroactively restated to reflect this forward stock split.

NOTE 8 – DEEMED DIVIDEND TO RELATED PARTY; FORGIVENESS OF DEBT - RELATED PARTY

On October 28, 2014, the Company entered into a transaction in which it acquired directly from Darin Pastor (the former sole shareholder of Affluent) certain fixed assets and prepaid expenses of Affluent amounting to $152,429 and assumed certain promissory notes of Affluent (which had been dissolved in April 2014) in favor of Darin Pastor with an aggregate outstanding principal balance of $1,636,633. In the transaction, liabilities exceeded assets transferred and a deemed dividend of $1,484,204 was recorded in additional paid-in capital. As the transaction was between related parties, the assets and liabilities transferred were recorded at their carryover bases. In connection with such transaction, the crossing revolving lines of credit between the Company and Affluent (see Note 4) were cancelled; the Company forgave its $1,089,617 net receivable thereunder and recorded a $1,089,617 loss.

NOTE 9 – INCOME TAXES

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

At December 31, 2014 and 2013, the Company had cumulative federal operating loss carryforwards of $1,905,580 and $735,653, respectively, which begin to expire in 2032.

The Company recognizes deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income and tax-planning.

Components of net deferred taxes are as follows at December 31, 2014 and 2013:

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (CONTINUED)

	2014	2013
Deferred tax assets:
Net operating loss carryforward	$768,417	$302,397
Total deferred tax assets	768,417	302,397
Less: Valuation allowance	—	(302,397)
Net deferred tax assets	$768,417	$—

	2014	2013
Deferred tax liabilities:
Unrealized gains	$7,511,140	$—
Net deferred tax liabilities	7,511,140	—
Total deferred taxes	$6,742,723	$—

The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $0 and $302,397, respectively. The net operating losses will begin to expire in 2032.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2014 and 2013:

	2014	2013
Federal statutory rate	34.0%	(35.0)%
State taxes, net of federal benefit	4.15%	(0.00)%
Change in valuation allowance	0%	35%
Effective tax rate	38.15%	0%

The components of income tax expense (benefit) for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Current tax expense (benefit)	$800	$800
Deferred tax expense (benefit)	6,742,723	—
Total income tax expense (benefit)	$6,743,523	$800

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – MARKET, CREDIT AND LIQUIDITY RISK

Market risk is the potential loss the Company may incur as a result of changes in the market or fair value of a particular financial instrument. Risks arise in options and warrant contracts from changes in the market or fair value of their underlying financial instruments.

Credit risk is the potential loss the Company may incur as a result of the failure of a counterparty or an issuer to make payments according to the terms of a contract. Credit risk can arise from investment activities in financially distressed issuers. To manage this risk, the Company may seek to diversify its investment portfolio with respect to specific credits, sectors and asset classes.

The Company is also subject to market concentration risk since a significant portion of its investment portfolio has similar characteristics, and is therefore affected similarly by changes in economic conditions.

Investments of the Company trade in relatively thin markets and throughout the year, depending upon market conditions, may be considered illiquid. As a result, the market values can be more volatile and difficult to determine relative to other securities. In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, it may realize significantly less than the value at which it previously recorded its investments.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Except as noted below, there are no events which require adjustments to, or disclosure in, the financial statements for the period ended December 31, 2014.

In February 2015, the Company exercised the Call Options. Optionors honored the exercise as to 7,244,500 Twinlab shares, and the acquisition of the 7,244,500 Twinlab shares has been completed. Other optionors have not yet honored the exercise, as to at least 1,498,500 Twinlab shares.

In March and April 2015, the Company sold 2,210,756 Twinlab shares to unrelated third parties for approximately $1,680,159.

In April 2015, the Company partially exercised the First Warrant and received 657,895 Twinlab shares in exchange for an aggregate exercise price of approximately $500,000.

In April 2015, the Company entered into a 126-month Lease Agreement for 17,335 square feet of space in an office building at 8600 Transit Road, East Amherst, NY 14051, for the Company headquarters office. The lease extends to October 31, 2025. Base rent is $23,113 per month through April 30, 2016 (following a free base-rent period ending October 31, 2015), with annual 3% monthly base rent increases on each April 30 from 2016 through the end of the lease term.