Form 10-Q
period 2015-03-31
CAPSTONE FINANCIAL GROUP, INC.
filed 2015-05-14
CIK 1558432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54905

CAPSTONE FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-0684479
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8600 Transit Road, East Amherst, NY	14051
(Address of principal executive offices)	(Zip Code)

(866) 798-4478
(Registrant's telephone number, including area code)

Copies of Communications to:

Stradling Yocca Carlson & Rauth, P.C.

4365 Executive Drive

Suite 1500

San Diego, CA 92121

(858) 926-3000

2600 Michelson Dr., Suite 700

Irvine, California 92612

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding as of May 8, 2015 was 94,564,648 shares.

CAPSTONE FINANCIAL GROUP, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED

MARCH 31, 2015

PART I Financial Information

Item 1. Financial Statements

CAPSTONE FINANCIAL GROUP, INC.

CAPSTONE FINANCIAL GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2015	December 31, 2014
ASSETS
Financial instruments, at fair value	$27,378,141	$28,838,301
Cash	123,352	12,685
Accounts receivable	520,000	—
Note receivable	611,397	603,952
Prepaid expense	—	86,209
Furniture and equipment, net	6,000	6,500
Deposits	65,000	65,000
Total assets	$28,703,890	29,612,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued expenses	$136,292	$48,547
Accrued interest payable - related party	9,486	4,431
Short term advances payable - related party	1,452	94,306
Note payable - related party	753,552	1,203,552
Deferred revenue	66,661	116,662
Warrant put option	9,973,684	9,973,684
Deferred tax liability	6,742,723	6,742,723
Total liabilities	17,683,850	18,183,905

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 2,000,000,000 shares
authorized; 94,564,648 issued and
outstanding as of March 31, 2015 and December 31, 2014, respectively	94,565	94,565
Additional paid-in capital	1,176,633	1,176,633
Retained earnings	9,748,842	10,157,544
Total stockholders' equity	11,020,040	11,428,742
Total liabilities and stockholders' equity	$28,703,890	$29,612,647

See Accompanying Notes to Unaudited Condensed Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31,
	2015	2014
Revenues
Services income	$50,001	$—
Interest - related party	7,446	8,507
	57,447	8,507
Expenses
Payroll	43,387	76,334
Professional fees	260,998	82,562
General and administrative	156,708	179,060
Interest expense - related party	5,056	4,823
	466,149	342,779

Realized and Unrealized Gain on Investments
Realized gain on investment securities, net	1,460,160	—
Unrealized loss on investment securities, net	(1,460,160)	(2,919)
Loss on investments, net	—	(2,919)

Net income (loss)	$(408,702)	$(337,191)
Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding -
basic and diluted	94,564,648	93,237,414

See Accompanying Notes to Unaudited Condensed Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(408,702)	$(337,191)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Proceeds from sales (purchases) of investments	940,160	(2,919)
Net change in unrealized loss on investment securities, net	1,460,160	2,919
Net change in realized gain on investment securities, net	(1,460,160)	—
Depreciation	500	—
(Increase) decrease in assets:
Note receivable	(7,445)	—
Accrued interest receivable - related party	—	(8,507)
Prepaid expense	86,209	7,478
Deposits	—	45,000
Increase (decrease) in liabilities:
Accounts payable	—	(12,973)
Accrued expenses	87,745	(7,393)
Accrued interest payable - related party	5,055	4,824
Deferred revenue	(50,001)	—
Net cash provided by (used in) operating activities	653,521	(308,762)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	—	465,500
Net repayments on notes payable - related party	(450,000)	(123,354)
Net repayments on short term advances payable - related party	(92,854)	—
Net cash provided by (used in) financing activities	(542,854)	342,146
Increase (decrease) in cash	110,667	33,384
Cash at beginning of period	12,685	—
Cash at end of period	$123,352	$33,384

 See Accompanying Notes to Unaudited Condensed Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

At March 31, 2015 the Company’s investments are entirely focused in one entity, Twinlab Consolidated Holdings, Inc. (“Twinlab”). Twinlab also holds a put to require the Company to exercise minimum monthly warrant amounts. The Company is currently selling a portion of its investment in Twinlab to fund this put obligation. Management believes that it will be able to liquidate a sufficient portion of its investment and/or raise additional capital to fund its put obligation as and when it becomes due. However, no assurance can be given that market conditions in the future will continue to allow the Company to sell its investments in sufficient quantities to fund its put obligation or to raise additional capital to do so. (See Note 6)

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of have been prepared in accordance with financial reporting conventions of the investment company industry and United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2015. The unaudited condensed financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2015, and the results of our operations for the three months ended March 31, 2015 and the cash flows for the three months ended March 31, 2015. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated the recent accounting pronouncements through the date of this filing, and management does not expect adoption of such pronouncements to have an impact on the Company’s financial statements.

NOTE 4 – FAIR VALUE MEASUREMENTS

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 – FAIR VALUE MEASUREMENTS (CONTINUED)

The Company’s investments are valued by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The valuation methodology for each investment type and discussion of key unobservable inputs is described below.

Common Stocks

Generally, when the Company invests in common stocks that are traded on the NASDAQ Markets or over-the-counter markets (such as the OTCBB, OTCQB or OTC Pink marketplaces), such common stocks are valued at the last traded price. If there is no trade on a measurement date, the Company will typically value the common stock at the closing bid price. However, in certain circumstances, the closing trading price is not considered to be a fair indication of the value for which the Company can sell the common stock. In such cases, the common stock must be analyzed to determine what exit price the Company would receive when liquidating the position. Investments in non-marketable common stocks at March 31, 2015 and December 31, 2014 were valued based on subsequent transactions with unrelated third parties. These positions are classified as Level 3 securities by the Company.

Derivative Financial Instruments

Derivative financial instruments include stock options and call and put warrants at March 31, 2015 and December 31, 2014. Derivatives are accounted for at fair value with changes in fair value reported in operations. The significant unobservable inputs used in the fair value measurement of the Company’s derivative financial instruments include the underlying common stock, duration, volatility and discount rate, which are used in the Black-Scholes model. Changes to any of those inputs in isolation would result in fluctuations in the fair value measurement.

NOTE 5 – MARKET, CREDIT AND LIQUIDITY RISK

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 – INVESTMENTS, AT FAIR VALUE

In August 2014, the Company purchased options to acquire 8,743,000 outstanding shares of Twinlab’s Common Stock (collectively, the “Call Options”) in a private transaction from 14 stockholders, for total consideration of $2,623. The Call Options exercise price is $0.0001 per share and the Call Options expire in August 2015. Such options are immediately exercisable.

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

In the three months ended March 31, 2015, the Company exercised, and the optionors delivered the option shares for, 7,244,500 of the Call Options. In the three months ended March 31, 2015, the Company sold 1,921,263 shares of Twinlab common stock. The Company records the sales of securities on a trade date basis and at March 31, 2015 had a receivable of $520,000 related to one such sale which was fully settled in April of 2015.

Investments in securities and unrealized gain, net are comprised of the following at March 31, 2015.

	Cost	Estimated Fair Value	Unrealized Gain (Loss)
ASSETS
Common Stocks	$6,957	$12,064,281	$12,057,324
Unlisted Call Options	450	1,138,860	1,138,410
Warrants – "A" (the First Warrant)	—	9,947,368	9,947,368
Warrants – "B" (the Second Warrant)	—	4,227,632	4,227,632
	$7,407	$27,378,141	$27,370,734

LIABILITIES
Warrant put option	$—	$(9,973,684)	$(9,973,684)

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 – INVESTMENTS, AT FAIR VALUE (CONTINUED)

Investments in securities, net are comprised of the following at December 31, 2014.

	Cost	Estimated Fair Value	Unrealized Gain (Loss)
ASSETS
Common Stocks	$6,215	$8,350,500	$8,344,288
Unlisted Call Options	2,492	6,312,801	6,310,309
Warrants – "A" (the First Warrant)	—	9,947,368	9,947,368
Warrants – "B" (the Second Warrant)	—	4,227,632	4,227,632
	$8,707	$28,838,301	$28,829,597

LIABILITIES
Warrant put option	$—	$(9,973,684)	$(9,973,684)

During the first quarter of 2014, the Company purchased shares in a company (other than Twinlab) traded on the OTC Markets for a total of $2,919. The Company currently categorizes these holdings as Level 3 assets. As of March 31, 2015, this investment is carried at $0 value under management’s valuation guidelines.

In August 2014, the Company purchased 10,987,500 split-adjusted shares of common stock of Twinlab in private transactions from 25 shareholders for total consideration of $3,296.

Fair Value of Financial Instruments

The Company's financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting guidance. The following fair value hierarchy table presents information about the Company's financial instruments measured at fair value.

	Assets and Liabilities Measured at
	Fair Value on a Recurring Basis
	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Financial instruments, at fair value:
Common Stocks	$—	$—	$12,064,281	$12,064,281
Unlisted Call Options	—	—	1,138,860	1,138,860
Warrants – "A" (the First Warrant)	—	—	9,947,368	9,947,368
Warrants – "B" (the Second Warrant)	—	—	4,227,632	4,227,632
Total Financial instruments, at fair value	—	—	27,378,141	27,378,141
Total assets held at fair value	$—	$—	$27,378,141	$27,378,141

Liabilities
Financial instruments, at fair value:
Warrant put option	—	$—	$9,973,684	$9,973,684
Total liabilities held at fair value	$—	$—	$9,973,684	$9,973,684

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 – INVESTMENTS, AT FAIR VALUE (CONTINUED)

	Assets and Liabilities Measured at
	Fair Value on a Recurring Basis
	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Financial instruments, at fair value:
Common Stocks	$—	$—	$8,350,500	$8,350,500
Unlisted Call Options	—	—	6,312,801	6,312,801
Warrants - "A" (the First Warrant)	—	—	9,947,368	9,947,368
Warrants - "B" (the Second Warrant)	—	—	4,227,632	4,227,632
Total Financial instruments, at fair value	—	—	28,838,301	28,838,301
Total assets held at fair value	$—	$—	$28,838,301	$28,838,301

Liabilities

Warrant put option	—	—	9,973,684	9,973,684
Total liabilities held at fair value	$—	$—	$9,973,684	$9,973,684

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

The following table presents a summary of changes in the fair value amounts of the financial instruments classified within Level 3 for the three months ended March 31, 2015.

		Unlisted
	Common Stock	Call Options	Warrants - "A"	Warrants - "B"	Warrant Put Option	Total
Fair value, net, January 1, 2015	$8,350,500	$6,312,801	$9,947,368	$4,227,632	$(9,973,684)	$18,864,617
Total gains (losses) included in earnings:
Unrealized gains (losses)	3,713,781	(5,173,941)	—	—	—	(1,460,160)
Fair value, net, March 31, 2015	$12,064,281	$1,138,860	$9,947,368	$4,227,632	$(9,973,684)	$17,404,457

At March 31, 2015 and December 31, 2014, the Company recorded its investment in Twinlab common stock at $0.76 per share which is management's estimate of the fair market value and is based, in part, on the subsequent sale of Twinlab common shares to unrelated parties in 2015.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 – INVESTMENTS, AT FAIR VALUE (CONTINUED)

At March 31, 2015 and December 31, 2014, the Company recorded its investment in the Call Options at the estimated fair market value of $0.76 per option share, which reflects management’s estimate of the fair market value of the underlying common stock of Twinlab.

At March 31, 2015 and December 31, 2014, the Company recorded its investment in the First Warrant and the Second Warrant and its liability under the Put Agreement at management's estimate of the fair market value using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	44%
Risk – free interest rate	0.58%
Dividend yield	−
Expected life in years	2

NOTE 7 – INCOME TAXES

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company continues to maintain a full valuation allowance against its deferred tax assets as of March 31, 2015.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There have been no material changes in the Company's unrecognized tax benefits since December 31, 2014; and, as such, disclosures included in the Company's 2014 Annual Report on Form 10-K continue to be relevant for the period ended March 31, 2015.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Except as noted below, there are no events which require adjustments to, or disclosure in, the financial statements for the period ended March 31, 2015.

In April 2015 and through the date the financial statements were available to be issued, the Company sold 598,811 Twinlab shares to unrelated third parties for $455,097.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on April 30, 2015, and in particular, the risks discussed under the caption “Risk Factors” in Part I Item 1A thereof, and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Currently our primary strategic investment position is in securities of Twinlab Consolidated Holdings, Inc. (“Twinlab”). In August 2014, we purchased 10,987,500 shares of common stock of Twinlab in private transactions from 25 shareholders, for nominal consideration. Additionally, in August 2014, we purchased options to acquire 8,743,000 currently-outstanding shares of Twinlab’s common stock (collectively, the “Call Options”) from 14 shareholders in a private transaction, for nominal consideration. The Call Options exercise price is $0.0001 per share and the Call Options expire in August 2015. (In February 2015, we exercised the Call Options. Optionors honored the exercise as to 7,244,500 Twinlab shares. Other optionors have not yet honored the exercise, as to at least 1,498,500 Twinlab shares.)

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

On September 30, 2014, Twinlab and we also entered into the Put Agreement. Pursuant to the Put Agreement, if we do not exercise the First Warrant by February 16, 2015 and thereafter at a rate of no less than 1,461,988 shares of Twinlab common stock (the “Minimum Amount”) per month (the “Minimum Rate”) over the term of the First Warrant, Twinlab has the right (subject to certain conditions) to require us to exercise the First Warrant at the Minimum Rate for the duration of the First Warrant. In the event Twinlab exercises its right to require us to exercise the First Warrant, the purchase price per share of Twinlab common stock thereunder would be $0.775. We have not exercised the “Minimum Amount” of shares per the agreement but Twinlab has not yet exercised the put, and we still plan to be able to exercise the Minimum Amount. In April 2015 we exercised the First Warrant as to 657,895 Twinlab shares. In November 2014, we sold 436,681 of our Twinlab shares for approximately $1,000,000. We have continued to sell some of our Twinlab shares in 2015 (1,921,263 shares sold in March 2015 for $1,460,160; 289,473 shares sold in April 2015 for $220,000; and 309,338 shares sold in May 2015 to date for $235,097). In total, during 2015 we have sold 2,520,074 Twinlab shares for $1,915,257.

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

Results of Operations for the Quarterly Periods Ended March 31, 2015 and 2014

Revenues.  Total revenues (excluding small amounts of gain and loss on investment securities) for the quarters ended March 31, 2015 and 2014 were $57,447 and $8,507. The 2015 period included services income of $50,001. Due to our current business focus, we do not expect to generate material amounts of services income.

Realized and Unrealized Gain on Investments. If our assessments/estimates of the fair value of our holdings of Twinlab securities were to change from quarter to quarter, there could be significant changes in our unrealized gain on such holdings, which in turn would result in significant gain or loss on our statement of operations for the quarter in question. However, at both December 31, 2014 and March 31, 2015, our determination was that the fair value of Twinlab common stock was $0.76 per Twinlab share. Accordingly, there was no gain or loss on investments, net, on our statement of operations for the quarter ended March 31, 2015. Although our sales of Twinlab stock in the first quarter of 2015 generated $1,460,160 (of which $520,000 was not actually received in cash until early in the second quarter), we did not record an overall net gain on investments on such sales, because the sales prices ($0.76 per share) were the same as the fair value we had determined for our Twinlab stock and at which we were carrying the Twinlab stock on our books.

Payroll.  Payroll for the quarters ended March 31, 2015 and 2014 was $43,387 and $76,334, respectively; the decrease in 2015 was primarily due to our change in business focus in March 2014. For most of the first quarter of 2014 our business focus was that of a financial services company. We are holding the salaries of our most senior officers at very low levels.

Professional Fees.  Professional fees for the quarters ended March 31, 2015 and 2014 were $260,998 and $82,562, respectively. The increase was primarily due to accounting and legal fees related to required restatements of financial statements and amendments of previous SEC periodic reports.

General and Administrative.  General and administrative expenses (excluding payroll expense and professional fees) for the quarters ended March 31, 2015 and 2014 were $156,708 and $179,060, respectively; the decrease in 2015 was primarily due to our change in business focus in March 2014. For most of the first quarter of 2014 our business focus was that of a financial services company.

Liquidity and Capital Resources

As of March 31, 2015, we had $123,352 in cash and cash equivalents, illiquid Twinlab securities owned which we recorded at a $27,378,141 value, a promissory note receivable for $611,397, and credit for $65,000 of deposits given.

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

The $6,742,723 deferred tax liability item on our balance sheet represents the income taxes we would owe if we sold, during tax years in which our taxable income levels were large enough to support such current income taxes, all our Twinlab securities at a price resulting in realization of all of the unrealized gain we recorded for such assets on our balance sheet (based on our fair value assessment as of March 31, 2015). No such taxes would be actually payable unless and until after we sell the Twinlab securities, and the amount of actual taxes payable would depend on the actual sales prices.

From time to time after October 28, 2014 our controlling stockholder Darin Pastor has made advances and direct-payments to assist us in covering expenses; he is not obligated to make any such advances and direct-payments and there can be no assurance that any such advances and direct-payments will continue. In addition, the amounts of these advances and direct-payments are reimbursable to him upon his demand at any time. At March 31, 2015, $1,452 of such advances and direct-payments had not yet been reimbursed.

At March 31, 2015, the remaining balance on the notes payable to Darin Pastor, which we assumed as part of our October 2014 transaction involving assets and liabilities of the former Capstone Affluent Strategies, Inc., was $753,552.

We remind readers that our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by emerging companies. Also, our limited operating history makes predictions of future operating results and cash needs difficult to ascertain.

The following table provides detailed information about our net cash flow for the respective first quarters of our 2015 and 2014 fiscal years.

	For the three month periods ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$653,521	$(308,762)
Net cash provided by (used in) financing activities	(542,854)	342,146
Net increase (decrease) in cash	110,667	33,384
Cash, beginning	12,685	—
Cash, ending	$123,352	$33,384

Operating activities

Net cash provided by operating activities was $653,521 for the first quarter of 2015, despite our $408,702 net loss for that quarter. Although our $1,460,160 of sales of Twinlab stock in the first quarter of 2015 generated $940,160 in cash proceeds (plus an additional $520,000 of accounts receivable, which were then collected early in the second quarter), we did not record an overall net gain on investments on such sales, because the sales prices ($0.76 per share) were the same as the fair value we had determined for our Twinlab stock and at which we were carrying the Twinlab stock on our books. Net cash used for operating activities was $308,762 for the first quarter of 2014 (primarily due to our $337,191 net loss for that quarter).

Financing activities

Net cash used in financing activities in the first quarter of 2015 was $542,854 (attributable to partial payments on notes payable to Darin Pastor and short term advances payable to Darin Pastor), as compared to $342,146 of net cash provided by financing activities in the first quarter of 2014 (mainly attributable to capital raised through the issuance of our common stock).

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

Item 4. Controls and Procedures

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

As required by Rule 13a-15 under the Securities Exchange Act, as of March 31, 2015 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, who concluded that our disclosure controls and procedures are effective. The errors which required the restatement of financial statements and the amendments of periodic reports, as reported and summarized in our Current Report on Form 8-K filed on November 13, 2014 (as amended on November 24, 2014) and in such amendments and as further stated in the following paragraph of this item, were, in their judgment, not due to ineffectiveness of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework in 2014. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of March 31, 2015 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of March 31, 2015:

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

Changes in Internal Control Over Financial Reporting

No substantial changes in our internal control over financial reporting occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

This item is not applicable, as we are classified as a smaller reporting company. To better inform the readers of this Quarterly Report on Form 10-Q, however, we refer to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no unregistered sales of securities or repurchases of our securities during the quarter ended March 31, 2015.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Nothing to disclose.

Item 6. Exhibits

(a) The following exhibits are included as part of this report:

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

Date: May 14, 2015

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Darin R. Pastor	Chairman of the Board of Directors,	May 14, 2015
Darin R. Pastor	Chief Executive Officer (Principal Executive Officer)
/s/ Halford W. Johnson	Chief Financial Officer	May 14, 2015
Halford W. Johnson	(Principal Financial Officer and Principal Accounting Officer)