Form 10-Q
period 2015-06-30
CAPSTONE FINANCIAL GROUP, INC.
filed 2015-08-13
CIK 1558432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of Common Stock, $0.001 par value, outstanding as of August 3, 2015 was 94,364,648 shares.

CAPSTONE FINANCIAL GROUP, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED

JUNE 30, 2015

PART I     Financial Information

Item 1.     Financial Statements

CAPSTONE FINANCIAL GROUP, INC.

CAPSTONE FINANCIAL GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015	December 31, 2014
ASSETS
Financial instruments owned, at fair value	$14,154,841	$28,838,301
Cash	1,560,422	12,685
Accounts receivable	120,000	—
Note receivable	—	603,952
Prepaid expense	20,927	86,209
Furniture and equipment, net	7,539	6,500
Deposits	85,000	65,000
Total assets	15,948,729	29,612,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued expenses	$57,820	$48,547
Accrued interest payable - related party	12,954	4,431
Short term advances payable - related party	85,131	94,306
Note payable - related party	553,552	1,203,552
Deferred revenue	16,660	116,662
Put and call option liability	847,576	9,973,684
Income taxes payable	201,607	—
Deferred tax liability	5,098,070	6,742,723
Total liabilities	6,873,370	18,183,905

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 2,000,000,000 shares authorized;
94,364,648 and 94,564,648 issued and outstanding as of
June 30, 2015 and December 31, 2014, respectively	94,365	94,565
Additional paid in capital	958,422	1,176,633
Retained earnings	8,022,572	10,157,544
Total stockholders' equity	9,075,359	11,428,742
Total liabilities and stockholders' equity	$15,948,729	$29,612,647

See Accompanying Notes to Unaudited Condensed Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Services income	$50,001	$—	$100,002	$—
Interest – related party	7,014	10,188	14,460	18,695
	57,015	10,188	114,462	18,695
Expenses
Payroll	48,158	45,821	91,545	122,155
Professional fees	340,596	102,960	601,594	185,522
General and administrative	151,617	186,876	308,325	365,936
Interest expense – related party	3,468	7,008	8,524	11,831
	543,839	342,665	1,009,988	685,444

Realized and Unrealized Gain (Loss) on Financial Instruments
Realized gain (loss) on financial instruments, net	(2,286,616)	13,584	(826,456)	13,584
Unrealized (loss) on financial instruments, net	(395,876)	—	(1,856,036)	(2,919)
Gain (loss) on financial instruments, net	(2,682,492)	13,584	(2,682,492)	10,665

Net (loss) before income taxes	(3,169,316)	(318,893)	(3,578,018)	(656,084)
Income tax (benefit)	(1,443,046)	—	(1,443,046)	—
Net (loss)	$(1,726,270)	$(318,893)	$(2,134,972)	$(656,084)
Net (loss) per share – basic and diluted	$(0.02)	$(0.00)	$(0.02)	$(0.01)
Weighted average shares outstanding – basic and diluted	94,553,659	93,758,721	94,559,123	93,499,507

See Accompanying Notes to Unaudited Condensed Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(2,134,972)	$(656,084)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Sale (purchase) of financial instruments, net	2,754,860	(2,919)
Net change in unrealized gain on financial instruments	1,856,036	2,919
Net change in realized gain on financial instruments	826,456	—
Depreciation	1,000	—
(Increase) decrease in assets:
Note receivable	400,000	—
Accrued interest receivable – related party	(14,459)	(18,695)
Prepaid expense	65,282	14,956
Deposits	(20,000)	(75,800)
Increase (decrease) in liabilities:
Accounts payable	—	(12,973)
Accrued expenses	9,273	(11,032)
Accrued interest payable – related party	8,523	11,831
Deferred revenue	(100,002)	—
Net repayments on notes payable – related party	(650,000)	(151,937)
Net repayments on short term advances – related party	(9,175)	—
Income taxes payable	201,607	—
Deferred tax liability	(1,644,653)	—
Net cash provided by (used) in operating activities	1,549,776	(899,734)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(2,039)	—
Net cash used in investing activities	(2,039)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	—	909,200
Net cash provided by financing activities	—	909,200
Increase in cash	1,547,737	9,466
Cash at beginning of period	12,685	—
Cash at end of period	$1,560,422	$9,466

Supplemental Disclosure of Cash Flow Information:

Noncash purchase of treasury stock	$218,411	$—

 See Accompanying Notes to Unaudited Condensed Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

The business focus of Capstone Financial Group, Inc. (the "Company") is to invest in equity securities of other companies. The Company seeks to discover, unlock and grow value in privately-held or illiquid companies, including through the exercise of friendly influence at a company in support of operational improvements and strategic initiatives. In some cases, the Company might be one of the largest shareholders of the other company.

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

At June 30, 2015 the Company’s investments are entirely focused in one entity, Twinlab Consolidated Holdings, Inc. (“Twinlab”). Management believes that it will be able to liquidate a sufficient portion of its investment and/or raise additional capital to avoid and/or satisfy its call obligations as and when they become due and/or are exercised. However, no assurance can be given that market conditions in the future will continue to allow the Company to sell its investments in sufficient quantities to enable full warrant exercises or to raise additional capital to do so (see Note 6).

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of have been prepared in accordance with financial reporting conventions of the investment company industry and United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2015. The unaudited condensed financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2015, the results of the Company’s operations for the three months and six months periods ended June 30, 2015 and the Company’s cash flows for the six months ended June 30, 2015. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months and six months periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s financial instruments are valued by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The valuation methodology for each investment type and discussion of key unobservable inputs is described below.

Common Stocks

Generally, when the Company invests in common stocks that are traded on the NASDAQ Markets or over-the-counter markets (such as the OTCBB, OTCQB or OTC Pink marketplaces), such common stocks are valued at the last traded price. If there is no trade on a measurement date, the Company will typically value the common stock at the closing bid price. However, in certain circumstances, the closing trading price is not considered to be a fair indication of the value for which the Company can sell the common stock. In such cases, the common stock must be analyzed to determine what exit price the Company would receive when liquidating the position. Investments in non-marketable common stocks at June 30, 2015 and December 31, 2014 were valued based on subsequent transactions with unrelated third parties. These positions are classified as Level 3 securities by the Company.

Derivative Financial Instruments

Derivative financial instruments include call and put options and warrants at June 30, 2015 and December 31, 2014. Derivatives are accounted for at fair value with changes in fair value reported in operations. The significant unobservable inputs used in the fair value measurement of the Company’s derivative financial instruments include the underlying common stock, duration, volatility and discount rate, which are used in the Black-Scholes and Monte Carlo valuation models. Changes to any of those inputs in isolation would result in fluctuations in the fair value measurement.

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

Investments of the Company trade in relatively thin markets and throughout the year, depending upon market conditions, may be considered illiquid. As a result, the market values can be more volatile and difficult to determine relative to other securities. In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, it may realize significantly less than the value at which it previously recorded its financial instruments.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 – INVESTMENTS, AT FAIR VALUE

Financial instruments, net are comprised of the following at June 30, 2015.

	Cost	Estimated Fair Value
ASSETS
Common Stock	$504,315	$10,649,197
2014 Call Options	450	1,138,860
Series B Warrants	—	2,366,784
	$504,765	$14,154,841

LIABILITIES
Contingent Call Options	$—	$(225,599)
Third-Party Call Options	—	(621,977)
	$—	$(847,576)

The Company records the sales of securities on a trade date basis and at June 30, 2015 had a receivable of $120,000 related to two such sales, both of which were fully settled in July 2015.

Financial instruments, net are comprised of the following at December 31, 2014.

	Cost	Estimated Fair Value
ASSETS
Common Stocks	$6,212	$8,018,621
2014 Call Options	2,492	6,644,680
Series A Warrants	—	9,947,368
Series B Warrants	—	4,227,632
	$8,704	$28,838,301

LIABILITIES
Warrant Put Option	$—	$(9,973,684)

During the first quarter of 2014, the Company purchased shares in a company (other than Twinlab) traded on the OTC Markets for a total of $2,919. The Company currently categorizes these holdings as Level 3 assets. As of June 30, 2015, this investment is carried at $0 value under management’s valuation guidelines.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In August 2014, the Company purchased 10,987,500 split-adjusted shares of common stock of Twinlab in private transactions from 25 shareholders for total consideration of $3,296.

In August 2014, the Company purchased options to acquire 8,743,000 outstanding shares of Twinlab’s Common Stock (collectively, the “2014 Call Options”) in a private transaction from 14 stockholders, for total consideration of $2,623. The 2014 Call Options exercise price is $0.0001 per share and the 2014 Call Options expire in August 2015. Such options are immediately exercisable and in February 2015, the Company exercised 7,244,500 of those options.

In September 2014, Twinlab issued to the Company a Series A Warrant to purchase up to 52,631,579 shares of Twinlab’s Common Stock at an exercise price of $0.76 per share (the “Series A Warrant”) and a Series B Warrant to purchase up to 22,368,421 shares of Twinlab’s Common Stock at an exercise price of $0.76 per share (the “Series B Warrant”). Both the Series A Warrant and the Series B Warrant were exercisable from October 2014 through October 2017.

Twinlab and the Company also entered into a Common Stock Put Agreement, dated as of September 30, 2014, as amended on December 15, 2014 (the “Put Agreement”). Pursuant to the Put Agreement, if the Company did not exercise the Series A Warrant by February 16, 2015 and thereafter at a rate of no less than 1,461,988 shares of Common Stock (the “Minimum Amount”) per month (the “Minimum Rate”) over the term of the Series A Warrant, Twinlab had the right (subject to certain conditions) to require the Company to exercise the Series A Warrant at the Minimum Rate for the duration of the Series A Warrant.

During the six months ended June 30, 2015, the Company sold an aggregate of 3,976,647 units of Twinlab securities to various unrelated third party accredited investors. Each unit consisted of one share of (unrestricted) Twinlab common stock and a detachable call option to purchase from the Company, for $1.00 per share, one (restricted) share of Twinlab common stock. The term of each such call option was three years from the respective unit sale date.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Twinlab and the Company also entered into a Compromise Agreement and Release and an Amendment No. 1 to Series B Warrant, each dated as of May 28, 2015, pursuant to which, among other things: (a) the Company surrendered the entire remaining-unexercised portion of the Series A Warrant (51,973,684 warrants) and 4,368,421 of the warrants under the Series B Warrant; (b) the Put Agreement was terminated; (c) the remaining 18,000,000 warrants under the Series B Warrant were deemed divided into four tranches, each with an associated date beyond which it would no longer be exercisable: one tranche for 2,000,000 warrant shares (no longer exercisable after November 30, 2015), one for 4,000,000 warrant shares (no longer exercisable after March 31, 2016), one for 6,000,000 warrant shares (no longer exercisable after July 31, 2016) and another for 6,000,000 warrant shares (no longer exercisable after November 30, 2016); and (d) the Company granted Twinlab three contingent call options, at $0.01 per share, to acquire Twinlab shares from the Company to the extent that upon effective expiration of the second, third and fourth tranches the Company had not exercised the warrants within such tranches (the “Contingent Call Options”). The three Contingent Call Options would be for a number of Twinlab shares equal to 25% of such unexercised warrants (i.e., a maximum of 1,000,000 shares if the Company exercised no warrants from the second tranche, a maximum of 1,500,000 shares if the Company exercised no warrants from the third tranche and a maximum of 1,500,000 shares if the Company exercised no warrants from the fourth tranche). In addition, Twinlab cannot exercise a Contingent Call Option unless it has satisfied such option’s “Liquidity Condition,” namely that for each of the three or four months before the tranche’s effective expiration date Twinlab must have a financial position sufficient to show a 1.15x fixed charge coverage ratio for a certain trailing period, all as defined by Twinlab’s Credit and Security Agreement dated January 22, 2015. Twinlab also agreed in the Compromise Agreement and Release that, given that the Company has identified, and may in the future identify, to Twinlab on a confidential basis persons to whom the Company might sell the Company’s Twinlab shares, Twinlab shall not, without the Company’s prior written consent, privately place Twinlab equity securities to any persons theretofore or thereafter first introduced to Twinlab by the Company; provided that Twinlab may, without the Company’s consent, privately place Twinlab equity securities to such a person at any time after the earlier of (a) the date the entire Series B Warrant has expired and/or been exercised, or (b) the first anniversary of such particular introduction.

Fair Value of Financial Instruments

The Company's financial instruments recorded at fair value have been categorized based upon a fair value hierarchy. The following fair value hierarchy table presents information about the Company's financial instruments measured at fair value.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Assets and Liabilities Measured at
	Fair Value on a Recurring Basis
	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Financial instruments, at fair value:
Common Stocks	$—	$—	$10,649,197	$10,649,197
2014 Call Options	—	—	1,138,860	1,138,860
Series B Warrants	—	—	2,366,784	2,366,784
Total financial instruments, at fair value	—	—	14,154,841	14,154,841
Total assets held at fair value	$—	$—	$14,154,841	$14,154,841

Liabilities
Financial instruments, at fair value:
Third-Party Call Options	$—	$—	$621,977	$621,977
Contingent Call Options	—	—	225,599	225,599
Total liabilities held at fair value	$—	$—	$847,576	$847,576

	Assets and Liabilities Measured at
	Fair Value on a Recurring Basis
	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Financial instruments, at fair value:
Common Stocks	$—	$—	$8,018,621	$8,018,621
2014 Call Options	—	—	6,644,680	6,644,680
Series A Warrants	—	—	9,947,368	9,947,368
Series B Warrants	—	—	4,227,632	4,227,632
Total financial instruments, at fair value	—	—	28,838,301	28,838,301
Total assets held at fair value	$—	$—	$28,838,301	$28,838,301

Liabilities
Financial instruments, at fair value:
Warrant Put Option	—	—	9,973,684	9,973,684
Total liabilities held at fair value	$—	$—	$9,973,684	$9,973,684

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a summary of changes in the fair value amounts of the financial instruments classified within Level 3 for the three and six months ended June 30, 2015.

	Common Stock	2014 Call Options	Series A Warrants	Series B Warrants	Put Option Liability	Call Option Liability	Total
Fair value, net, January 1, 2015	$8,018,621	$6,644,680	$9,947,368	$4,227,632	$(9,973,684)	$—	$18,864,617
Total gains (losses) included in earnings:
Unrealized gains (losses)	4,045,660	(5,505,820)	—	—	—	—	(1,460,160)
Fair value, net, March 31, 2015	12,064,281	1,138,860	9,947,368	4,227,632	(9,973,684)	—	17,404,457
Total gains (losses) included in earnings:
Unrealized gains (losses)	(1,915,084)	—	—	2,366,784	—	(847,576)	(395,876)
Realized gains (losses)	—	—	(9,823,026)	(4,227,632)	9,849,013	—	(4,201,645)
Exercised	500,000	—	(124,342)	—	124,671	—	500,329
Fair value, net, June 30, 2015	$10,649,197	$1,138,860	$—	$2,366,784	$—	$(847,576)	$13,307,265

NOTE 7 – INCOME TAXES

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Income tax benefit for the six months ended June 30, 2015 was $1,443,046 at an effective tax rate of 40.33%, which was greater than the federal statutory rate due to the state income tax expense.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The disclosures regarding the Company's unrecognized tax benefits at December 31, 2014 included in the Company's 2014 Annual Report on Form 10-K continue to be relevant for the periods ended June 30, 2015 as to the Company’s unrecognized tax benefits at June 30, 2015.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Except as noted below, there are no events which require adjustments to, or disclosure in, the financial statements for the periods ended June 30, 2015.

In July 2015, the Company sold 168,420 Twinlab shares to unrelated third parties for $128,000. In August 2015 through the date the financial statements were available to be issued, the Company sold 198,000 Twinlab shares to an unrelated third party for $150,480.

In July 2015, the Company made two partial exercises of the Series B Warrant and received 657,895 Twinlab shares in exchange for an aggregate exercise price of $500,000.

In July 2015, in exchange for $277,500, the Company acquired a 20% interest in privately-held Western New York real estate companies LC Strategic Realty, LLC and LC Strategic Holdings, LLC, as well as in all other business conducted or to be conducted by the firms’ majority holders to the extent such other business has a primary focus on (a) real estate (subject to the exclusion of certain specified projects), (b) media/entertainment/show business, or (c) endorsements/advertisements/personal appearances/use of likeness/monetization of celebrity.

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

Overview and Outlook

Our business focus is to use our own capital to acquire the outstanding equity securities of other companies. We do not produce goods or services ourselves. Rather, our primary purpose is to own and trade shares of other companies. We seek to discover, unlock and grow value in privately-held or illiquid companies, including through the exercise of friendly influence at a company in support of operational improvements and strategic initiatives. In some cases, we might be one of the largest shareholders of the other company.

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

On August 11, 2014, we effectively unwound the Affluent merger transaction, due to Affluent’s inability to produce audited financial statements as required and the change in our business focus. In October 2014, we acquired from Darin Pastor certain Affluent assets and assumed certain Affluent liabilities. (Affluent had been dissolved earlier in 2014.)

Currently our primary strategic investment position is in securities of Twinlab Consolidated Holdings, Inc. (“Twinlab”). In August 2014, we purchased 10,987,500 shares of common stock of Twinlab in private transactions from 25 shareholders, for nominal consideration. Additionally, in August 2014, we purchased options to acquire 8,743,000 currently-outstanding shares of Twinlab’s common stock (collectively, the “2014 Call Options”) from 14 shareholders in a private transaction, for nominal consideration. The 2014 Call Options exercise price is $0.0001 per share and the 2014 Call Options expiration date was August 2015. (In February 2015, we exercised the Call Options. Optionors honored the exercise as to 7,244,500 Twinlab shares. Other optionors have not yet honored the exercise, as to at least 1,498,500 Twinlab shares. We intend, if necessary, to file suit to enforce the exercises as to those shares.)

On September 30, 2014, Twinlab issued to us a Series A Warrant to purchase up to 52,631,579 shares of Twinlab common stock at an exercise price of $0.76 per share (the “Series A Warrant”), and a Series B Warrant to purchase up to 22,368,421 shares of Twinlab common stock at an exercise price of $0.76 per share (the “Series B Warrant”). By their original terms, the Series A Warrant and the Series B Warrant were both exercisable from October 2014 through October 2017.

On September 30, 2014, Twinlab and we also entered into the Put Agreement. Pursuant to the Put Agreement, if we did not exercise the Series A Warrant by February 16, 2015 and thereafter at a rate of no less than 1,461,988 shares of Twinlab common stock (the “Minimum Amount”) per month (the “Minimum Rate”) over the term of the Series A Warrant, Twinlab had the right (subject to certain conditions) to require us to exercise the Series A Warrant at the Minimum Rate for the duration of the Series A Warrant. In the event Twinlab exercised its right to require us to exercise the Series A Warrant, the purchase price per share of Twinlab common stock thereunder would have been $0.775.

We did not exercise the “Minimum Amount” of shares per the Put Agreement. In April 2015 we exercised the Series A Warrant as to 657,895 Twinlab shares.

In November 2014, we sold 436,681 of our Twinlab shares for approximately $1,000,000.

During the six months ended June 30, 2015, we sold an aggregate of 3,976,647 units of Twinlab securities to various unrelated third party accredited investors. Each unit consisted of one share of (unrestricted) Twinlab common stock and a detachable call option (“Third-Party Call Options”) to purchase from us, for $1.00 per share, one (restricted) share of Twinlab common stock. The term of each such call option was three years from the respective unit sale date. In each case, the sale price per unit was $0.76. In the first quarter of 2015 we sold 1,921,497 Twinlab shares and Third-Party Call Options for $1,460,340. In the second quarter of 2015 we sold 2,055,150 Twinlab shares and Third-Party Call Options for $1,561,920.

In addition, in the second quarter of 2015 we sold 464,466 Twinlab shares (without any associated Third-Party Call Options) for $353,000.

In total, during the six months ended June 30, 2015 we sold Twinlab securities for $3,375,260.

On May 28, 2015, we entered into a Compromise Agreement and Release and an Amendment No. 1 to Series B Warrant, each between Twinlab and us. Pursuant to these two agreements:

-	The Put Agreement was terminated.
-	We surrendered the entire remaining-unexercised portion of the Series A Warrant (51,973,684 warrants).
-	We surrendered 4,368,421 of the warrants under the Series B Warrant.
-	The remaining 18,000,000 warrants under the Series B Warrant were deemed divided into four tranches, each with an associated date beyond which it would no longer be exercisable: one tranche for 2,000,000 warrant shares (no longer exercisable after November 30, 2015); one for 4,000,000 warrant shares (no longer exercisable after March 31, 2016); one for 6,000,000 warrant shares (no longer exercisable after July 31, 2016); and another for 6,000,000 warrant shares (no longer exercisable after November 30, 2016);
-	We granted Twinlab three contingent call options, at $0.01 per share, to acquire Twinlab shares from us to the extent that upon effective expiration of the second, third and fourth tranches we had not exercised the warrants within such tranches (the “Contingent Call Options”). The three Contingent Call Options would be for a number of Twinlab shares equal to 25% of such unexercised warrants (i.e., a maximum of 1,000,000 shares if we exercised no warrants from the second tranche, a maximum of 1,500,000 shares if we exercised no warrants from the third tranche and a maximum of 1,500,000 shares if we exercised no warrants from the fourth tranche). In addition, Twinlab cannot exercise a Contingent Call Option unless it has satisfied such option’s “Liquidity Condition,” namely that for each of the three or four months before the tranche’s effective expiration date Twinlab must have a financial position sufficient to show a 1.15x fixed charge coverage ratio for a certain trailing period, all as defined by Twinlab’s Credit and Security Agreement dated January 22, 2015.
-	Given that we have identified, and may in the future identify, to Twinlab on a confidential basis persons to whom we might sell our Twinlab shares, Twinlab agreed that it shall not, without our prior written consent, privately place Twinlab equity securities to any persons theretofore or thereafter first introduced to Twinlab by us; provided that Twinlab may, without our consent, privately place Twinlab equity securities to such a person at any time after the earlier of (a) the date the entire Series B Warrant has expired and/or been exercised, or (b) the first anniversary of such particular introduction.

As a result of these two agreements, our investment position in Twinlab as of immediately after the two agreements was as follows:

-	We have no further potential cash obligation to Twinlab under the Put Agreement; an imminent cash obligation to Twinlab of approximately $40.8 million was thereby avoided.
-

We retained all of our 14,476,567 outstanding Twinlab shares (13,818,672 unrestricted, free-trading Twinlab shares and 657,895 restricted Twinlab shares).

-          Later in the second quarter of 2015 we sold an additional 464,466 unrestricted, free-trading Twinlab shares to accredited investors.

-          Our obligations to our accredited-investor counterparties under the 3,976,647 Third-Party Call options continued unchanged.

-          We obtained an additional 526,316 restricted Twinlab shares upon a partial exercise of the Series B Warrant on July 7, 2015.

-          We obtained an additional 131,579 restricted Twinlab shares upon a partial exercise of the Series B Warrant on July 23, 2015.

-

We retained 18,000,000 warrants under the Series B Warrant, at an unchanged $0.76 per share exercise price, with effective expiration dates ranging from November 30, 2015 to November 30, 2016 (and with at least 14 months of remaining term for 12,000,000 of the warrants).

-          We exercised 526,316 of such warrants on July 7, 2015.

-          We exercised 131,579 of such warrants on July 23, 2015.

-	The Registration Rights Agreement remains in full force and effect to enable the Securities Act registration of all Twinlab shares issued upon exercise of the Series B Warrant.
-	Under the Contingent Call Options, we undertook a contingent obligation to deliver to Twinlab (at $0.01 per share) up to 4,000,000 Twinlab shares, but the obligation would be reduced or entirely eliminated to the extent we exercise the last three deemed tranches of the Series B Warrant and/or to the extent that Twinlab fails to meet a required fixed charge coverage ratio for certain months. The redelivered Twinlab shares would not have to be free-trading Twinlab shares.

At June 30, 2015, the fair value of the liability under the 3,976,647 Third-Party Call Options was recorded on our balance sheet at $621,977.

At June 30, 2015, the fair value of the liability under the Contingent Call Options was recorded on our balance sheet at $225,599.

On October 28, 2014, we entered into a transaction in which we acquired from Darin Pastor certain assets which had been assets of Affluent and assumed certain liabilities which had been liabilities of Affluent, including liabilities under notes in favor of Darin Pastor. At June 30, 2015, the outstanding principal amount of and accrued interest on such assumed notes was $566,506.

In July 2015, in exchange for $277,500, we acquired a 20% interest in privately-held Western New York real estate companies LC Strategic Realty, LLC and LC Strategic Holdings, LLC, as well as in all other business conducted by the firms’ majority holders to the extent such other business has a primary focus on (a) real estate (subject to the exclusion of certain specified projects), (b) media/entertainment/show business, or (c) endorsements/advertisements/personal appearances/use of likeness/ monetization of celebrity.

On June 17 and 18, 2015, we filed a Form 4 and an amended Schedule 13D statement to report a June 10, 2015 sale by us of 13,157,895 shares of Twinlab common stock to a third party. The third party did not timely honor its payment obligation under the sale contract and still had not honored it as of the filing date of this Quarterly Report on Form 10-Q, and accordingly we will not reflect this “sale” in our financial statements until the quarter (if ever) when the purchase price is actually paid, and until then we will treat the transaction as a non-event for financial reporting purposes.

We currently are considering electing to become a Business Development Company and/or filing (or causing an affiliated company to file) an application with the United States Small Business Administration to become a Small Business Investment Company. We can give no assurance that such an application will be filed or that, if filed, it will be granted.

Results of Operations for the Quarterly Periods Ended June 30, 2015 and 2014

Revenues.  Total revenues (excluding gain and loss on investment securities) for the quarters ended June 30, 2015 and 2014 were $57,015 and $10,188. The 2015 period included services income of $50,001. Due to our current business focus, we do not expect to regularly generate material amounts of services income.

Realized and Unrealized Gain (Loss) on Financial Instruments. We recorded a $2,286,616 realized loss on financial instruments for the quarter ended June 30, 2015 as a result of the May 28, 2015 transaction with Twinlab in which we surrendered the entire remaining-unexercised portion of the Series A Warrants (51,973,684 warrants) and amended the Series B Warrant terms and amount (combined realized loss of $14,050,658) and the Put Agreement was terminated (realized gain of $9,849,013), together with our combined sales of 2,519,616 Twinlab shares to third parties during the quarter (realized gain of $1,915,084). We also recorded a $395,876 unrealized loss on financial instruments for the quarter ended June 30, 2015 as a result of such sales of 2,519,616 Twinlab shares to third parties during the quarter (resulting in a transfer of $1,915,084 of gain from the category of unrealized gain to the category of realized gain) and unrealized loss of $621,977 for the establishment of the Third-Party Call Options and $225,599 for the establishment of the Contingent Call Options, partially offset by $2,366,784 of unrealized gain recorded for the Series B Warrant as amended on May 28, 2015. The overall net loss on financial instruments for the quarter was $2,682,492.

If our assessments/estimates of the fair value of our holdings of Twinlab securities were to change from quarter to quarter, there could be significant changes in our unrealized gain on such holdings, which in turn would result in significant gain or loss on our statement of operations for the quarter in question. However, at both March 31, 2015 and June 30, 2015, our determination was that the fair value of Twinlab common stock was $0.76 per Twinlab share. Accordingly, there was no such gain or loss on our statement of operations for the quarter ended June 30, 2015 due to any such change in valuation. Although our sales of Twinlab stock in the second quarter of 2015 generated $1,914,920 (of which $120,000 was not actually received in cash until the third quarter), we did not record an overall net gain on financial instruments on such sales, because the sales prices ($0.76 per share) were the same as the fair value we had determined for our Twinlab stock and at which we were carrying the Twinlab stock on our books. The sales merely resulted in a transfer of unrealized gain to realized gain.

We did not own any Twinlab securities in the second quarter of 2014.

Payroll.  Payroll for the quarters ended June 30, 2015 and 2014 was $48,158 and $45,821, respectively. We are holding the salaries of our most senior officers at very low levels.

Professional Fees.  Professional fees for the quarters ended June 30, 2015 and 2014 were $340,596 and $102,960, respectively. The increase was primarily due to legal fees for preparing documents for production as required by legal process, and accounting and legal fees related to required restatements of financial statements and amendments of previous SEC periodic reports.

General and Administrative.  General and administrative expenses (excluding payroll expense and professional fees) for the quarters ended June 30, 2015 and 2014 were $151,617 and $186,876, respectively; the decrease in 2015 was primarily due to the absence of rent expense in April 2015, before the start of our 126-month lease for our East Amherst, New York headquarters building.

Results of Operations for the Six Months Periods Ended June 30, 2015 and 2014

Revenues.  Total revenues (excluding gain and loss on investment securities) for the six months periods ended June 30, 2015 and 2014 were $114,462 and $18,695. The 2015 period included services income of $100,002. Due to our current business focus, we do not expect to regularly generate material amounts of services income.

Realized and Unrealized Gain (Loss) on Financial Instruments. We recorded a $826,456 realized loss on financial instruments for the six months period ended June 30, 2015 as a result of the May 28, 2015 transaction with Twinlab in which we surrendered the entire remaining-unexercised portion of the Series A Warrants (51,973,684 warrants) and amended the Series B Warrant terms and amount (combined realized loss of $14,050,658) and the Put Agreement was terminated (realized gain of $9,849,013), together with our combined sales of 4,441,113 Twinlab shares to third parties during the six months period (realized gain of $3,375,260). We also recorded a $1,856,036 unrealized loss on financial instruments for the six months period ended June 30, 2015 as a result of such sales of 4,441,113 Twinlab shares to third parties during the six months period (resulting in a transfer of $3,375,260 of gain from the category of unrealized gain to the category of realized gain) and unrealized loss of $621,977 for the establishment of the Third-Party Call Options and $225,599 for the establishment of the Contingent Call Options, partially offset by $2,366,784 of unrealized gain recorded for the Series B Warrant as amended on May 28, 2015. The overall net loss on financial instruments for the six months period ended June 30, 2015 was $2,682,492.

If our assessments/estimates of the fair value of our holdings of Twinlab securities were to change from quarter to quarter, there could be significant changes in our unrealized gain on such holdings, which in turn would result in significant gain or loss on our statement of operations for the quarter in question. However, at both December 31, 2014 and June 30, 2015, our determination was that the fair value of Twinlab common stock was $0.76 per Twinlab share. Accordingly, there was no such gain or loss on our statement of operations for the six months period ended June 30, 2015 due to any such change in valuation. Although our sales of Twinlab stock in the first six months of 2015 generated $3,375,260 (of which $120,000 was not actually received in cash until the third quarter), we did not record an overall net gain on financial instruments on such sales, because the sales prices ($0.76 per share) were the same as the fair value we had determined for our Twinlab stock and at which we were carrying the Twinlab stock on our books. The sales merely resulted in a transfer of unrealized gain to realized gain.

We did not own any Twinlab securities in the first six months of 2014.

Payroll.  Payroll for the six months periods ended June 30, 2015 and 2014 was $91,545 and $122,155, respectively; the decrease in 2015 was primarily due to our change in business focus in March 2014. For most of the first quarter of 2014 our business focus was that of a financial services company. We are holding the salaries of our most senior officers at very low levels.

Professional Fees.  Professional fees for the six months periods ended June 30, 2015 and 2014 were $601,594 and $185,522, respectively. The increase was primarily due to legal fees for preparing documents for production as required by legal process, and accounting and legal fees related to required restatements of financial statements and amendments of previous SEC periodic reports.

General and Administrative.  General and administrative expenses (excluding payroll expense and professional fees) for the six months periods ended June 30, 2015 and 2014 were $308,325 and $365,936, respectively; the decrease in 2015 was primarily due to our change in business focus in March 2014 and the absence of rent expense in April 2015. For most of the first quarter of 2014 our business focus was that of a financial services company.

Liquidity and Capital Resources

As of June 30, 2015, we had $1,560,422 in cash and cash equivalents, Twinlab securities owned which we recorded at a $14,154,841 fair value, and credit for $85,000 of deposits given.  There is no active liquid public market for our Twinlab securities. In addition, we had accounts receivable of $120,000 with respect to sales of 157,895 of our Twinlab shares in June 2015; the fair value of those 157,895 shares is not included in the $14,154,841 fair value figure. We collected all of these accounts receivable in July 2015.

In late June 2015, we accepted $400,000 cash and the surrender of 200,000 shares of our outstanding common stock in exchange for the full satisfaction of the $600,000 principal amount of and $18,411 of accrued interest on an unsecured promissory note which we had issued to an accredited investor on November 14, 2014. The scheduled maturity date of the promissory note had been December 29, 2015.

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

Our current intention is to use meaningful amounts of any free cash flow we generate to make further partial exercises of the Series B Warrant, in order both to help Twinlab maintain and grow its business (thereby benefiting the value of our remaining Twinlab securities), to avoid triggering the exercisability of the Contingent Call Options (or to limit the number of Twinlab shares for which Twinlab could exercise the Contingent Call Options), and to avoid or reduce the risk of in effect having a “short” position in Twinlab stock (as described in the following paragraph).

The $9,973,684 warrant put option item on our December 31, 2014 balance sheet arose from the contingent possibility that a Put Agreement obligation might arise in the future. There was no such item on our June 30, 2015 balance sheet, because of our May 28, 2015 compromise agreement with Twinlab which terminated the Put Agreement. However, the June 30, 2015 balance sheet included a $225,599 liability item arising from the contingent possibility that the Contingent Call Options might become exercisable in the future and a $621,977 liability item arising from the Third-Party Call Options we granted to certain accredited investors in connection with our 2015 sales of Twinlab common stock to such investors. Our actual risk under the two types of options would be magnified if, due to sales of Twinlab common stock and/or expiration of unexercised Series B Warrants, we do not have as many Twinlab shares and/or available Series B Warrants as the number of shares we could be obliged to deliver under the options (i.e., to the extent we in effect are “short” Twinlab shares). The expiration date of the Third-Party Call Options is a substantial number of months after the expiration of the Series B Warrants. If we wish to avoid being “short” Twinlab shares in the manner just described, it may be necessary for us to purchase and hold Twinlab shares through the expiration date of the Third-Party Call Options, which would tie up a large amount of otherwise available cash. If insufficient cash is available for this purpose, it may be necessary for us to run the risk of having what in effect is a short position.

The $5,098,070 deferred tax liability item on our June 30, 2015 balance sheet represents the income taxes we would owe if we sold, during tax years in which our taxable income levels were large enough to support such current income taxes, all the Twinlab securities which we held as of June 30, 2015, at a price resulting in realization of all of the unrealized gain we recorded for such assets on our balance sheet (based on our fair value assessment as of June 30, 2015. No such taxes would be actually payable unless and until after we sell the Twinlab securities, and the amount of actual taxes payable would depend on the actual sales prices.

From time to time after October 28, 2014 our controlling stockholder Darin Pastor has made advances and direct-payments to assist us in covering expenses; he is not obligated to make any such advances and direct-payments and there can be no assurance that any such advances and direct-payments will continue. In addition, the amounts of these advances and direct-payments are reimbursable to him upon his demand at any time. At June 30, 2015, $85,131 of such advances and direct-payments had not yet been reimbursed.

At June 30, 2015, the remaining balance on the notes payable to Darin Pastor, which we assumed as part of our October 2014 transaction involving assets and liabilities of the former Capstone Affluent Strategies, Inc., was $553,552, plus $12,954 of accrued but unpaid interest.

We remind readers that our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by emerging companies. Also, our limited operating history makes predictions of future operating results and cash needs difficult to ascertain.

The following table provides detailed information about our net cash flow for the respective first six months of our 2015 and 2014 fiscal years.

	For the six month periods ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$1,549,776	$(899,734)
Net cash provided by (used in) investing activities	(2,039)	—
Net cash provided by (used in) financing activities	—	909,200
Net increase (decrease) in cash	1,547,737	9,466
Cash, beginning	12,685	—
Cash, ending	$1,560,422	$9,466

Operating activities

Net cash provided by operating activities was $1,549,776 for the first six months of 2015, despite our $2,134,972 after-tax net loss for that six months period. Although our sales of Twinlab securities in the first six months of 2015 generated $3,255,260 in cash proceeds (plus an additional $120,000 of accounts receivable, which were then collected in the third quarter), we did not record an overall net gain on financial instruments on such sales, because the sales prices ($0.76 per share) were the same as the fair value we had determined for our Twinlab stock and at which we were carrying the Twinlab stock on our books. In addition, the $1,856,036 net change in unrealized gain on (i.e., additional net loss on) financial instruments and the $826,456 net change in realized gain on (i.e., additional net loss on) financial instruments were noncash items.

Net cash used for operating activities was $899,734 for the first six months period of 2014 (primarily due to our $656,084 net loss for that six months period).

Financing activities

Net cash provided by financing activities in the first six months of 2014 was attributable to capital raised through the issuance of our common stock.

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

As required by Rule 13a-15 under the Securities Exchange Act, as of June 30, 2015 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, who concluded that our disclosure controls and procedures are effective. The errors which required the restatement of financial statements and the amendments of periodic reports, as reported and summarized in our Current Report on Form 8-K filed on November 13, 2014 (as amended on November 24, 2014) and in such amendments and as further stated in the following paragraph of this item, were, in their judgment, not due to ineffectiveness of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework in 2014. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of June 30, 2015 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of June 30, 2015:

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

Changes in Internal Control Over Financial Reporting

No substantial changes in our internal control over financial reporting occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A.     Risk Factors

This item is not applicable, as we are classified as a smaller reporting company. To better inform the readers of this Quarterly Report on Form 10-Q, however, we refer to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2015, and to certain other risks identified within this Quarterly Report on Form 10-Q.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We made no unregistered sales of securities of our securities during the quarter ended June 30, 2015.

On June 26, 2015, we entered into a Prepayment and Repurchase Agreement with Thomas A. Tolworthy and accepted $400,000 cash and the surrender of 200,000 outstanding shares of our common stock in exchange for the full satisfaction of the unsecured promissory note (with a $600,000 principal amount and $18,411 of accrued interest) which he had issued to us on November 14, 2014.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

See Part II, Item 2 above. Also, see the description of the Third-Party Call Options in Part I, Item 2 above (Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview and Outlook).

Item 6.     Exhibits

 (a) The following exhibits are included as part of this report:

			Incorporated by reference
Exhibit		Filed			Filing
Number	Exhibit Description	herewith	Form	Exhibit	date
2.1	Stock Purchase Agreement dated September 6, 2013 between Ryan Faught and Darin Pastor		10-K	2.1	2/18/2015
2.2	Stock Purchase Agreement dated September 6, 2013 between Ryan Faught and George L. Schneider		10-K	2.2	2/18/2015
2.3	Agreement and Plan of Merger among the Company, Capstone Sub Co. and Capstone Affluent Strategies, Inc., dated December 13, 2013		8-K	2.1	12/13/2013
2.3.1	Articles of Merger filed January 15, 2014, between Capstone Sub Co. and Capstone Affluent Strategies, Inc.		8-K	3(i)(d)	1/16/2014
2.3.2	Rescission of Agreement and Plan of Merger among the Company, Capstone Sub Co. and Capstone Affluent Strategies, Inc.		8-K	10.1	5/1/2014
3.1	Articles of Incorporation of Creative App Solutions Inc. dated July 10, 2012		S-1	3(i)(a)	10/17/2012
3.1.1	Certificate of Amendment to Articles of Incorporation filed August 26, 2013		8-K	3(i)(a)	8/29/2013
3.1.2	Certificate of Change filed September 6, 2013		8-K	3(i)(c)	9/12/2013
3.2	Bylaws		S-1	3(ii)	10/17/2012
3.2.1	Amended Bylaws, adopted August 26, 2013		10-K	3.2.1	2/18/2015
10.1	Form of Third-Party Investment Units Purchase Agreement (used from March 25, 2015 through May 28, 2015)	X
10.2	Lease Agreement, dated as of April 29, 2015, between Iskalo 8600 Transit LLC and the Company		10-K	10.15	4/30/2015
10.3	Compromise Agreement and Release, dated May 28, 2015, between Twinlab Consolidated Holdings, Inc. and the Company		8-K	10.1	5/29/2015
10.4	Amendment No. 1 to Series B Warrant, dated May 28, 2015, between Twinlab Consolidated Holdings, Inc. and the Company		8-K	10.2	5/29/2015
10.5	Prepayment and Repurchase Agreement, dated as of June 26, 2015, between Thomas A. Tolworthy and the Company	X
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO	X
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO	X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO	X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE FINANCIAL GROUP, INC.

By: /s/ Darin R. Pastor

Darin R. Pastor, Chief Executive Officer

Date: August 13, 2015

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Darin R. Pastor	Chairman of the Board of Directors,	August 13, 2015
Darin R. Pastor	Chief Executive Officer (Principal Executive Officer)
/s/ Halford W. Johnson	Chief Financial Officer	August 13, 2015
Halford W. Johnson	(Principal Financial Officer and Principal Accounting Officer)