Form 10-Q
period 2015-09-30
CAPSTONE FINANCIAL GROUP, INC.
filed 2015-11-20
CIK 1558432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of Common Stock, $0.001 par value, outstanding as of November 3, 2015 was 94,364,148 shares.

CAPSTONE FINANCIAL GROUP, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED

SEPTEMBER 30, 2015

PART I     Financial Information

Item 1.     Financial Statements

CAPSTONE FINANCIAL GROUP, INC.

CAPSTONE FINANCIAL GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2015	December 31, 2014
ASSETS
Investments, at fair value	$11,861,551	$28,838,301
Cash	425,270	12,685
Note receivable	—	603,952
Prepaid expense	675	86,209
Furniture and equipment, net	7,039	6,500
Deposits	85,000	65,000
Total assets	12,379,535	29,612,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued expenses	$127,058	$48,547
Accrued interest payable - related party	190	4,431
Short term advances payable - related party	180,151	94,306
Note payable - related party	68,416	1,203,552
Deferred revenue	—	116,662
Put and call option liability	387,947	9,973,684
Income taxes payable	800	—
Deferred tax liability	4,222,599	6,742,723
Total liabilities	4,987,161	18,183,905

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 2,000,000,000 shares authorized;
94,364,148 and 94,564,648 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	94,365	94,565
Additional paid in capital	957,407	1,176,633
Retained earnings	6,340,602	10,157,544
Total stockholders' equity	7,392,374	11,428,742
Total liabilities and stockholders' equity	$12,379,535	$29,612,647

See Accompanying Notes to Unaudited Condensed Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenues
Services income	$16,660	$33,335	$116,662	$33,335
Other income	1,800	—	1,800	—
Interest – related party	—	11,140	14,460	29,835
	18,460	44,475	132,922	63,170
Expenses
Payroll	137,048	57,926	228,593	180,081
Professional fees	318,808	39,745	920,402	225,267
General and administrative	451,862	120,870	760,187	486,806
Interest expense – related party	2,200	4,276	10,724	16,107
	909,918	222,817	1,919,906	908,261

Realized and Unrealized Gain (Loss) on Financial Instruments
Realized gain (loss) on financial instruments,
net	346,368	5,874	(480,088)	19,458
Unrealized (loss) gain on financial
instruments, net	(2,213,158)	19,190,577	(4,069,194)	19,187,658
(Loss) gain on financial instruments, net	(1,866,790)	19,196,451	(4,549,282)	19,207,116

Net (loss) income before income taxes	(2,758,248)	19,018,109	(6,336,266)	18,362,025
Income tax (benefit)	(1,076,278)	7,283,827	(2,519,324)	7,283,827
Net (loss) income	$(1,681,970)	$11,734,282	$(3,816,942)	$11,078,198
Net (loss) income per share – basic and diluted	$(0.02)	$0.12	$(0.04)	$0.12
Weighted average shares outstanding – basic
and diluted	94,364,181	94,089,281	94,494,161	93,353,609

See Accompanying Notes to Unaudited Condensed Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Shares		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, January 1, 2015	$94,564,648	$94,565	$1,176,633	$10,157,544	$11,428,742
Net loss	—	—	—	(3,816,942)	(3,816,942)
Treasury stock, at cost	(200,500)	(200)	(219,226)	—	(219,426)
Balance, September 30, 2015	$94,364,148	$94,365	$957,407	$6,340,602	$7,392,374

 See Accompanying Notes to Unaudited Condensed Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income	$(3,816,942)	$11,078,198
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Sale (purchase) of financial instruments, net	2,841,731	(8,838)
Net change in unrealized gain on financial instruments	4,069,194	(19,187,658)
Net change in realized gain on financial instruments	480,088	—
Depreciation	1,500	—
(Increase) decrease in assets:
Note receivable	400,000	—
Accrued interest receivable – related party	(14,459)	(28,806)
Prepaid expense	85,534	16,895
Deposits	(20,000)	35,000
Increase (decrease) in liabilities:
Accounts payable	—	(12,973)
Accrued expenses	78,511	(8,569)
Accrued interest payable – related party	(4,241)	15,079
Deferred revenue	(116,662)	166,665
Net repayments on notes payable – related party	(1,135,136)	(519,429)
Net proceeds from short term advances – related party	85,845	—
Income taxes payable	800	—
Deferred tax liability	(2,520,124)	7,283,827
Net cash provided by (used in) operating activities	415,639	(1,170,609)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(2,039)	—
Net cash used in investing activities	(2,039)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	—	1,308,700
Purchase of treasury stock	(1,015)	—
Net cash (used in) provided by financing activities	(1,015)	1,308,700
Increase in cash	412,585	138,091
Cash at beginning of period	12,685	—
Cash at end of period	$425,270	$138,091

Supplemental Disclosure of Cash Flow Information:

Noncash purchase of treasury stock	$218,411	$—

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

At September 30, 2015 the Company’s investments are primarily focused in one entity, Twinlab Consolidated Holdings, Inc. (“Twinlab”). Management believes that it will be able to liquidate a sufficient portion of its investment and/or raise additional capital to avoid and/or satisfy its call obligations as and when they become due and/or are exercised. However, no assurance can be given that market conditions in the future will continue to allow the Company to sell its investments in sufficient quantities to enable full warrant exercises or to raise additional capital to do so (see Note 4).

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared using the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the accounting and financial reporting conventions of the investment company industry and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2015. The unaudited condensed financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2015, the results of the Company’s operations for the three months and nine months periods ended September 30, 2015 and the Company’s cash flows for the nine months ended September 30, 2015. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months and nine months periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated the recent accounting pronouncements through the date of this filing, and management does not expect adoption of such pronouncements to have a material impact on the Company’s financial position or results of operations.

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

The Company often invests in common stocks that are thinly traded where the closing trading price is not considered to be a fair indication of the value for which the Company can sell or buy the common stock. In such cases, as in the case of private-company limited liability company membership interests held by the Company, the common stock must be analyzed to determine what exit price the Company would receive when liquidating the position. These positions are classified as Level 3 securities.

The significant unobservable inputs used in the fair value measurement of the Company’s Level 3 common stocks are recent open market and non open-market transactions with unrelated parties. Increases or decreases in any of those inputs in isolation would result in a lower or higher fair value measurement, respectively.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company has warrants and call options to purchase common stock in illiquid public companies. Generally, there is no established market for these investments. The Company values these warrants and call options by using a model that takes into consideration the exercise or call price of the warrant or call option, the price of the underlying common stock and the expiration date of the warrant or call option.

The significant unobservable inputs used in the fair value measurement of the Company’s warrants and call options includes the price of the underlying thinly traded common stock, duration and discount rate and volatility. Increases or decreases in the premium-to-parity would result in a higher or lower fair value measurement, respectively.

Common Stocks

Generally, when the Company invests in common stocks that are traded on the NASDAQ Markets or over-the-counter markets (such as the OTCBB, OTCQB or OTC Pink marketplaces), such common stocks are valued at the last traded price. If there is no trade on a measurement date, the Company will typically value the common stock at the closing bid price. However, in certain circumstances, the closing trading price is not considered to be a fair indication of the value for which the Company can sell the common stock. In such cases, the common stock must be analyzed to determine what exit price the Company would receive when liquidating the position. Investments in non-marketable common stocks at September 30, 2015 and December 31, 2014 were valued based, in part, on subsequent transactions with unrelated third parties. These positions are classified as Level 3 securities by the Company.

Limited Liability Company Interests

From time to time, the Company has investments in private limited liability companies. Generally, there is no established market for these investments. The Company values these interests by means of both quantitative and qualitative measures, generally including the financial stability of the company, the economic rights of the interests and the economic prospects of the company.

The significant unobservable input used in the fair value measurement of the Company’s limited liability company investments is the expected recovery of contributed capital. Increases or decreases in the expected recovery would result in a higher or lower fair value measurement, respectively.

Derivative Financial Instruments

Derivative financial instruments include call options and warrants at September 30, 2015 and December 31, 2014. Derivatives are accounted for at fair value with changes in fair value reported in operations. The significant unobservable inputs used in the fair value measurement of the Company’s derivative financial instruments include the underlying common stock, duration, volatility and discount rate, which are used in the option pricing model. Changes to any of those inputs in isolation would result in fluctuations in the fair value measurement.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Quantitative Information about Level 3
	Fair Value Measurements at September 30, 2015
	Fair Value	Valuation Technique	Unobservable Inputs	Range
Assets

Common Stock	$8,897,917	Recent sales		January 2015 – October 2015

Real Estate Company Investments	277,500	Recent sales		July 2015

2014 Call Options	974,025	Option pricing model	Duration Risk rate Volatility	0.2 – 1.2 years 0.19 – 0.80% 43 – 45%

Series B Warrants	1,712,109	Option pricing model	Duration Risk rate Volatility	0.2 – 1.2 years 0.19 – 0.80% 43 – 45%
Total assets held at fair value	$11,861,551

Liabilities
Third-Party Call Options	$(387,947)	Option pricing model	Duration Risk rate Volatility	2.5 – 2.7 years 0.91 – 0.98% 43%

Total liabilities held at fair value	$(387,947)

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Financial instruments, net are comprised of the following at September 30, 2015.

	Cost	Estimated Fair Value
ASSETS
Common Stock	$1,005,182	$8,897,917
Real Estate Company Investments	277,500	277,500
2014 Call Options	450	974,025
Series B Warrants	—	1,712,109
	1,283,132	11,861,551

LIABILITIES
Third-Party Call Options	$—	$(387,947)
	$—	$(387,947)

Financial instruments, net are comprised of the following at December 31, 2014.

	Cost	Estimated Fair Value
ASSETS
Common Stocks	$6,212	$8,018,621
2014 Call Options	2,492	6,644,680
Series A Warrants	—	9,947,368
Series B Warrants	—	4,227,632
	$8,704	$28,838,301

LIABILITIES
Warrant Put Option	$—	$(9,973,684)

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

During the first quarter of 2014, the Company purchased shares in a company (other than Twinlab) traded on the OTC Markets for a total of $2,919. The Company currently categorizes these holdings as Level 3 assets. As of September 30, 2015, this investment is carried at $0 value under management’s valuation guidelines.

In August 2014, the Company purchased 10,987,500 split-adjusted shares of common stock of Twinlab in private transactions from 25 shareholders for total consideration of $3,296.

In August 2014, the Company purchased options to acquire 8,743,000 outstanding shares of Twinlab’s Common Stock (collectively, the “2014 Call Options”) in a private transaction from 14 stockholders, for total consideration of $2,623. The 2014 Call Options exercise price was $0.0001 per share and the term of the 2014 Call Options expired in August 2015. Such options were immediately exercisable and in February 2015, the Company exercised 7,244,500 of those options.

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

During the nine months ended September 30, 2015, the Company sold an aggregate of 3,976,647 units of Twinlab securities to various unrelated third party accredited investors. Each unit consisted of one share of (unrestricted) Twinlab common stock and a detachable call option to purchase from the Company, for $1.00 per share, one (restricted) share of Twinlab common stock. The term of each such call option was three years from the respective unit sale date.

In addition, during the nine months ended September 30, 2015, the Company sold an aggregate of 1,445,360 shares of (unrestricted) Twinlab common stock (without any associated detachable call options) to various unrelated third party accredited investors, for $0.76 per share.

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

On October 1, 2015, Twinlab and the Company entered into Amendment No. 1 to Agreement for Limited Waiver of Non-Circumvention Provision and to Compromise Agreement and Release, pursuant to which a prior agreement calling for contingent payments of cash and equity to the Company was amended to remove the Company’s right to any such contingent payments of cash and equity compensation, and in return the three Contingent Call Options were immediately eliminated. The Contingent Call Options were valued at $0 at September 30, 2015.

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Assets and Liabilities Measured at
	Fair Value on a Recurring Basis
	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Financial instruments, at fair value:
Common Stocks	$—	$—	$8,897,917	$8,897,917
Real Estate Company Investments	—	—	277,500	277,500
2014 Call Options	—	—	974,025	974,025
Series B Warrants	—	—	1,712,109	1,712,109
Total financial instruments, at fair value	—	—	11,861,551	11,861,551
Total assets held at fair value	$—	$—	$11,861,551	$11,861,551

Liabilities
Financial instruments, at fair value:
Third-Party Call Options	$—	$—	$387,947	$387,947
Total liabilities held at fair value	$—	$—	$387,947	$387,947

	Assets and Liabilities Measured at
	Fair Value on a Recurring Basis
	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Financial instruments, at fair value:
Common Stocks	$—	$—	$8,018,621	$8,018,621
2014 Call Options	—	—	6,644,680	6,644,680
Series A Warrants	—	—	9,947,368	9,947,368
Series B Warrants	—	—	4,227,632	4,227,632
Total Financial instruments, at fair value	—	—	28,838,301	28,838,301
Total assets held at fair value	$—	$—	$28,838,301	$28,838,301

Liabilities
Financial instruments, at fair value:
Warrant Put Option	—	—	9,973,684	9,973,684
Total liabilities held at fair value	$—	$—	$9,973,684	$9,973,684

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table includes a roll forward of the amounts for the nine months ended September 30, 2015 for financial instruments classified within Level 3. The classification of a financial instrument within Level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement..

Level 3 Recurring Fair Value Measurements

For the Three Months Ended September 30, 2015

	Common Stock	Real Estate Company Investments	2014 Call Options	Series A Warrants	Series B Warrants	Put Option Liability	Third-Party Call Options Liability	Contingent Call Options Liability	Total
Fair value, net, July 1, 2015	$10,649,197	$—	$1,138,860	$—	$2,366,784	$—	$(621,977)	$(225,599)	$13,307,265
Realized / unrealized gains (losses) included in earnings	(1,506,909)	—	(164,835)	—	(654,675)	—	234,030	225,599	(1,866,790)
Purchases [1]	500,000	277,500	—	—	—	—	—	—	777,500
Sales	(744,371)	—	—	—	—	—	—	—	(744,371)
Settlements / exercises	—	—	—	—	—	—	—	—	—
Transfers in and /or out of Level 3	—	—	—	—	—	—	—	—	—
Fair value , net, September 30, 2015	$8,897,917	$277,500	$974,025	—	$1,712,109	$—	$(387,947)	$—	$11,473,604

Unrealized gains (losses) still held	$7,892,735	$—	$973,575	$—	$1,712,109	$—	$(387,947)	$—	$10,190,472

[1] Purchases of Twinlab common stock were made at various dates at $0.76 per share. Level 3 Recurring Fair Value Measurements For the Nine Months Ended September 30, 2015
	Common Stock	Real Estate Company Investments	2014 Call Options	Series A Warrants	Series B Warrants	Put Option Liability	Third-Party Call Options Liability	Contingent Call Options Liability	Total
Fair value, net, January 1, 2015	$8,018,621	$—	$6,644,680	$9,947,368	$4,227,632	$(9,973,684)	$—	—	$18,864,617
Realized / unrealized gains (losses) included in earnings	(2,128,941)	—	(164,835)	(9,823,026)	(2,515,523)	9,849,013	234,030	—	(4,549,282)
Purchases [1]	6,505,820	277,500	—	—	—	—	—	—	6,783,320
Sales	(3,497,583)	—	—	—		—	(621,977)	—	(4,119,560)
Settlements / exercises	—	—	(5,505,820)	(124,342)	—	124,671	—	—	(5,505,491)
Transfers in and /or out of Level 3	—	—	—	—	—	—	—	—	—
Fair value , net, September 30, 2015	$8,897,917	$277,500	$974,025	—	$1,712,109	$—	$(387,947)	—	$11,473,604

Unrealized gains (losses) still held	$7,892,735	$—	$973,575	$—	$1,712,109	$—	$(387,947)	—	$10,190,472

1 Purchases of Twinlab common stock were made at various dates at $0.76 per share.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 6 – INCOME TAXES

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Income tax benefit for the nine months ended September 30, 2015 was $2,519,324 at an effective tax rate of 39.77%, which was greater than the federal statutory rate due to the state income tax expense.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The disclosures regarding the Company's unrecognized tax benefits at December 31, 2014 included in the Company's 2014 Annual Report on Form 10-K continue to be relevant for the periods ended September 30, 2015 as to the Company’s unrecognized tax benefits at September 30, 2015.

NOTE 7 – TREASURY STOCK PURCHASES

The Company is authorized to repurchase shares of the Company’s common stock in private transactions from time to time. During 2015, the Company repurchased 200,500 shares at an aggregate cost of approximately $220,000, which included approximately $218,000 in satisfaction of an outstanding note receivable.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Except as noted below, there are no events which require adjustments to, or disclosure in, the financial statements for the periods ended September 30, 2015.

In October 2015, the Company sold 303,947 Twinlab shares to unrelated third parties for $231,000.

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

Currently our primary strategic investment position is in securities of Twinlab Consolidated Holdings, Inc. (“Twinlab”). In August 2014, we purchased 10,987,500 shares of common stock of Twinlab in private transactions from 25 shareholders, for nominal consideration. Additionally, in August 2014, we purchased options to acquire 8,743,000 currently-outstanding shares of Twinlab’s common stock (collectively, the “2014 Call Options”) from 14 shareholders in a private transaction, for nominal consideration. The 2014 Call Options exercise price was $0.0001 per share and the 2014 Call Options expiration date was August 2015. (In February 2015, we exercised the Call Options. Optionors honored the exercise as to 7,244,500 Twinlab shares. Other optionors have not yet honored the exercise, as to at least 1,498,500 Twinlab shares. We intend, if necessary, to file suit to enforce the exercises as to those shares.)

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

During the nine months ended September 30, 2015, we sold an aggregate of 3,976,647 units of Twinlab securities to various unrelated third party accredited investors. Each unit consisted of one share of (unrestricted) Twinlab common stock and a detachable call option (“Third-Party Call Options”) to purchase from us, for $1.00 per share, one (restricted) share of Twinlab common stock. The term of each such call option was three years from the respective unit sale date. In each case, the sale price per unit was $0.76.

In addition, in the second quarter of 2015 we sold 464,466 Twinlab shares (without any associated Third-Party Call Options) for $353,000, and in the third quarter of 2015 we sold 980,894 Twinlab shares (without any associated Third-Party Call Options) for $745,480.

In total, during the nine months ended September 30, 2015 we sold Twinlab securities for $4,120,732.

On May 28, 2015, we entered into a Compromise Agreement and Release and an Amendment No. 1 to Series B Warrant, each between Twinlab and us. Pursuant to these two agreements:

-	The Put Agreement was terminated.

-	We surrendered the entire remaining-unexercised portion of the Series A Warrant (51,973,684 warrants).

-	We surrendered 4,368,421 of the warrants under the Series B Warrant.

-	The remaining 18,000,000 warrants under the Series B Warrant were deemed divided into four tranches, each with an associated date beyond which it would no longer be exercisable: one tranche for 2,000,000 warrant shares (no longer exercisable after November 30, 2015); one for 4,000,000 warrant shares (no longer exercisable after March 31, 2016); one for 6,000,000 warrant shares (no longer exercisable after July 31, 2016); and another for 6,000,000 warrant shares (no longer exercisable after November 30, 2016);

-	We granted Twinlab three contingent call options, at $0.01 per share, to acquire Twinlab shares from us to the extent that upon effective expiration of the second, third and fourth tranches we had not exercised the warrants within such tranches (the “Contingent Call Options”). The three Contingent Call Options would be for a number of Twinlab shares equal to 25% of such unexercised warrants (i.e., a maximum of 1,000,000 shares if we exercised no warrants from the second tranche, a maximum of 1,500,000 shares if we exercised no warrants from the third tranche and a maximum of 1,500,000 shares if we exercised no warrants from the fourth tranche). In addition, Twinlab cannot exercise a Contingent Call Option unless it has satisfied such option’s “Liquidity Condition,” namely that for each of the three or four months before the tranche’s effective expiration date Twinlab must have a financial position sufficient to show a 1.15x fixed charge coverage ratio for a certain trailing period, all as defined by Twinlab’s Credit and Security Agreement dated January 22, 2015.

-	Given that we have identified, and may in the future identify, to Twinlab on a confidential basis persons to whom we might sell our Twinlab shares, Twinlab agreed (the “Noncircumvention Provision”) that it shall not, without our prior written consent, privately place Twinlab equity securities to any persons theretofore or thereafter first introduced to Twinlab by us; provided that Twinlab may, without our consent, privately place Twinlab equity securities to such a person at any time after the earlier of (a) the date the entire Series B Warrant has expired and/or been exercised, or (b) the first anniversary of such particular introduction.

As a result of these two agreements, our investment position in Twinlab as of immediately after the two agreements was as follows:

-	We have no further potential cash obligation to Twinlab under the Put Agreement; an imminent cash obligation to Twinlab of approximately $40.8 million was thereby avoided.

-	We retained all of our 14,476,567 outstanding Twinlab shares (13,818,672 unrestricted, free-trading Twinlab shares and 657,895 restricted Twinlab shares).
	-	Later in the second quarter of 2015 we sold an additional 464,466 unrestricted, free-trading Twinlab shares to accredited investors.
	-	In the third quarter of 2015 we sold an additional 980,894 unrestricted, free-trading Twinlab shares to accredited investors.
	-	We obtained an additional 526,316 restricted Twinlab shares upon a partial exercise of the Series B Warrant on July 7, 2015.
	-	We obtained an additional 131,579 restricted Twinlab shares upon a partial exercise of the Series B Warrant on July 23, 2015.

-	Our obligations to our accredited-investor counterparties under the 3,976,647 Third-Party Call options continued unchanged.

-

We retained 18,000,000 warrants under the Series B Warrant, at an unchanged $0.76 per share exercise price, with effective expiration dates ranging from November 30, 2015 to November 30, 2016 (and with at least 14 months of remaining term for 12,000,000 of the warrants).

	-	We exercised 526,316 of such warrants on July 7, 2015.
	-	We exercised 131,579 of such warrants on July 23, 2015.
	-	If not exercised by November 30, 2015, 1,342,105 of such warrants will expire on November 30, 2015.

-	The Registration Rights Agreement remains in full force and effect to enable the Securities Act registration of all Twinlab shares issued upon exercise of the Series B Warrant.

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

-          As noted below, the Contingent Call Options were eliminated on October 1, 2015.

On July 5, 2015, Twinlab and we entered into an Agreement for Limited Waiver of Noncircumvention Provision (the “Limited Waiver Agreement”), pursuant to which we agreed to waive the Noncircumvention Provision as to a particular potential investor (B. Thomas Golisano) whom we had introduced to Twinlab in June 2015 and to whom the Noncircumvention Provision would otherwise apply, in exchange for substantial compensation in cash and Twinlab warrants calculated on the basis of the size and pricing of such investor’s purchase(s) of Twinlab securities.

On October 1, 2015, Twinlab and we entered into an Amendment No. 1 to Agreement for Limited Waiver of Non-Circumvention Provision and to Compromise Agreement and Release, pursuant to which the Limited Waiver Agreement was amended to remove our right to any compensation for the waiver of the Noncircumvention Provision as to B. Thomas Golisano and his affiliates, and the Compromise Agreement and Release was amended to eliminate the three Contingent Call Options.

As of September 30, 2015 (and also giving effect to the October 1, 2015 Amendment’s elimination of the three Contingent Call Options), our position in Twinlab securities was as follows, and we had no contingent liabilities to Twinlab:

-	We held 13,689,102 outstanding Twinlab shares (12,373,312 unrestricted, free-trading Twinlab shares and 1,315,790 restricted Twinlab shares).

-	We held 17,342,105 warrants under the Series B Warrant, at a $0.76 per share exercise price, with effective expiration dates ranging from November 30, 2015 to November 30, 2016 (and with at least 10 months of remaining term for 12,000,000 of the warrants). If not exercised by November 30, 2015, 1,342,105 of such warrants will expire on November 30, 2015.

-	The Registration Rights Agreement remains in full force and effect to enable the Securities Act registration of all Twinlab shares issued upon prior or future exercises of our Warrants.

-	We have a claim against third-party optionors for delivery to us of 1,498,500 Twinlab shares against the Call Options which they granted to us and which we have exercised.

-	We are contingently obligated to our accredited-investor counterparties under the 3,976,647 Third-Party Call options.

-	We have no actual or potential Contingent Call Option liability.

At September 30, 2015, the fair value of the liability under the 3,976,647 Third-Party Call Options was recorded on our balance sheet at $387,947.

On October 28, 2014, we entered into a transaction in which we acquired from Darin Pastor certain assets which had been assets of Affluent and assumed certain liabilities which had been liabilities of Affluent, including liabilities under notes in favor of Darin Pastor. At September 30, 2015, the outstanding principal amount of and accrued interest on such assumed notes was $68,606.

On June 17 and 18, 2015, we filed a Form 4 and an amended Schedule 13D statement to report a June 10, 2015 sale by us of 13,157,895 shares of Twinlab common stock to a third party. The third party did not timely honor its payment obligation under the sale contract and still had not honored it as of the filing date of this Quarterly Report on Form 10-Q, and accordingly we will not reflect this “sale” in our financial statements unless the purchase price is actually paid, and until then we will treat the transaction as a non-event for financial reporting purposes.

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

In addition, we are working toward a substantial energy-related development project. We can give no assurance that such project will come to fruition or that, if it does, it will be successful.

Results of Operations for the Quarterly Periods Ended September 30, 2015 and 2014

Revenues.  Total revenues (excluding gain and loss on investment securities) for the quarters ended September 30, 2015 and 2014 were $18,460 and $44,475. The 2015 period included services income of $16,660 and the 2014 period included services income of $33,335. Due to our current business focus, we do not expect to regularly generate material amounts of services income.

Realized and Unrealized Gain (Loss) on Financial Instruments. We recorded a $346,368 realized gain on financial instruments for the quarter ended September 30, 2015, primarily as a result of our sales of Twinlab shares to third parties during the quarter as well as the cancellation of the Twinlab contingent call options liability.

We also recorded a $2,213,158 unrealized loss on financial instruments for the quarter ended September 30, 2015, primarily as a result of the reduction of our fair value determination for Twinlab stock from $0.76 to $0.65. Other factors included sales of Twinlab shares to third parties during the quarter.

The overall net loss on financial instruments for the quarter was $1,866,790.

If our assessments/estimates of the fair value of our holdings of Twinlab securities change from quarter to quarter, there will be significant changes in our unrealized gain on such holdings, which in turn would result in significant gain or loss on our statement of operations for the quarter in question. At December 31, 2014, March 31, 2015 and June 30, 2015, our determination was that the fair value of Twinlab common stock was $0.76 per Twinlab share. However, at September 30, 2015, our determination was that the fair value of Twinlab common stock was $0.65 per Twinlab share. Our judgment to reduce the fair value figure arose primarily from certain direct issuances by Twinlab of large amounts of securities, late in the third quarter and early in the fourth quarter, for meaningfully less than $0.76 per share. We believe those were extraordinary transactions that reflected unusual circumstances including a relative absence of bargaining power on Twinlab’s part and an urgency to sell to raise funds, and accordingly we did not reduce the fair value figure all the way to the values in such issuances (e.g., in the case of Twinlab’s October 2, 2015 issuance of 88,711,241 shares of common stock, representing 30% of its outstanding common stock, to Golisano Holdings LLC, for $25,000,000, $0.2818 per share). We ourselves continued to sell Twinlab shares for $0.76 throughout the third quarter and into the fourth quarter. On balance, we considered that a reduced fair value determination of $0.65 per Twinlab common share as of September 30, 2015 best reflected all of the available evidence pertaining to fair value.

Although our sales of Twinlab stock in the third quarter of 2015 generated cash proceeds of $744,371, we did not record an overall net gain on financial instruments on such sales, because the sales prices ($0.76 per share) were the same as the fair value we had determined for our Twinlab stock and at which we were carrying the Twinlab stock on our books. The sales merely resulted in a transfer of unrealized gain to realized gain.

We first acquired ownership of any Twinlab securities in the third quarter of 2014.

Payroll.  Payroll for the quarters ended September 30, 2015 and 2014 was $137,048 and $57,926, respectively; the increase in 2015 was primarily due to increased staffing following our move to our East Amherst headquarters in May 2015. We are holding the salaries of our most senior officers at very low levels.

Professional Fees.  Professional fees for the quarters ended September 30, 2015 and 2014 were $318,808 and $39,745, respectively. The increase was primarily due to legal fees for preparing documents for production as required by legal process.

General and Administrative.  General and administrative expenses (excluding payroll expense and professional fees) for the quarters ended September 30, 2015 and 2014 were $451,862 and $120,870, respectively; the increase in 2015 was primarily due to increased activities following our move to our East Amherst headquarters in May 2015.

Results of Operations for the Nine Months Periods Ended September 30, 2015 and 2014

Revenues.  Total revenues (excluding gain and loss on investment securities) for the nine months ended September 30, 2015 and 2014 were $132,922 and $63,170, respectively. This included services income of $116,662 and $33,335, respectively. Due to our current business focus, we do not expect to regularly generate material amounts of services income.

Realized and Unrealized Gain (Loss) on Financial Instruments. We recorded a $480,088 realized loss on financial instruments for the nine months ended September 30, 2015 as a result of the effect of the May 28, 2015 transaction with Twinlab in which we surrendered the entire remaining-unexercised portion of the Series A Warrants (51,973,684 warrants), amended the Series B Warrant terms and amount (combined realized loss of $14,050,658) and terminated the Put Agreement (realized gain of $9,849,013), which outweighed our combined sales of 5,150,915 Twinlab shares to third parties during the nine months period.

We also recorded a $4,069,194 unrealized loss on financial instruments for the nine months ended September 30, 2015, primarily as a result of the reduction of our fair value determination for Twinlab stock from $0.76 to $0.65; this factor alone accounted for $2,269,378 of the unrealized loss. Other factors included our sales of 5,150,915 Twinlab shares to third parties during the nine months period (resulting in a transfer of $3,495,958 of gain from the category of unrealized gain/loss to the category of realized gain) and unrealized loss of $623,140 for the establishment of the Third-Party Call Options, partially offset by $2,366,784 of unrealized gain recorded for the Series B Warrant as amended on May 28, 2015.

The overall net result on financial instruments for the nine months period ended September 30, 2015 and 2014 was a $4,549,282 loss and a $19,207,116 gain, respectively.

If our assessments/estimates of the fair value of our holdings of Twinlab securities change from quarter to quarter, there will be significant changes in our unrealized gain on such holdings, which in turn would result in significant gain or loss on our statement of operations for the quarter in question. At December 31, 2014, March 31, 2015 and June 30, 2015, our determination was that the fair value of Twinlab common stock was $0.76 per Twinlab share. However, at September 30, 2015, our determination was that the fair value of Twinlab common stock was $0.65 per Twinlab share. Our judgment to reduce the fair value figure arose primarily from certain direct issuances by Twinlab of large amounts of securities, late in the third quarter and early in the fourth quarter, for meaningfully less than $0.76 per share. We believe those were extraordinary transactions that reflected unusual circumstances including a relative absence of bargaining power on Twinlab’s part and an urgency to sell to raise funds. Based on the nonstandard nature of those transactions, we did not give full weight in our fair value determination to the pricing of such issuances (e.g., in the case of Twinlab’s October 2, 2015 issuance of 88,711,241 shares of common stock, representing 30% of its outstanding common stock, to Golisano Holdings LLC, for $25,000,000, $0.2818 per share). We ourselves continued to sell Twinlab shares for $0.76 throughout the third quarter and into the fourth quarter. On balance, we considered that a reduced fair value determination of $0.65 per Twinlab common share as of September 30, 2015 best reflected all of the available evidence pertaining to fair value.

Although our sales of Twinlab stock in the first nine months of 2015 generated cash proceeds of $4,120,732, we did not record an overall net gain on financial instruments on those sales to the extent that the sales prices (ranging from $0.60 to $0.76 per share) were below or equal to the fair value we had determined for our Twinlab stock and at which we were carrying the Twinlab stock on our books. The sales merely resulted in a transfer of unrealized gain to realized gain.

We first acquired ownership of any Twinlab securities in the third quarter of 2014.

Payroll.  Payroll for the nine months ended September 30, 2015 and 2014 was $228,593 and $180,081, respectively; the increase in 2015 was primarily due to increased staffing following our move to our East Amherst headquarters in May 2015. For most of the first quarter of 2014 our business focus was that of a financial services company. We are holding the salaries of our most senior officers at very low levels.

Professional Fees.  Professional fees for the nine months ended September 30, 2015 and 2014 were $920,402 and $225,267, respectively. The increase was primarily due to legal fees for preparing documents for production as required by legal process, and accounting and legal fees related to required restatements of financial statements and amendments of previous SEC periodic reports.

General and Administrative.  General and administrative expenses (excluding payroll expense and professional fees) for the nine months ended September 30, 2015 and 2014 were $760,187 and $486,806, respectively; the increase in 2015 was primarily due to increased activities following our move to our East Amherst headquarters in May 2015. For most of the first quarter of 2014 our business focus was that of a financial services company.

Liquidity and Capital Resources

As of September 30, 2015, we had $425,270 in cash and cash equivalents, Twinlab and other securities owned which we recorded at an $11,861,551 fair value, and $85,000 of deposits.  There is no active liquid public market for our Twinlab or other securities.

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

Our current intention is to use meaningful amounts of any free cash flow we generate to make further partial exercises of the Series B Warrant, in order both to help Twinlab maintain and grow its business (thereby benefiting the value of our remaining Twinlab securities) and to avoid or reduce the risk of in effect having a “short” position in Twinlab stock (as described in the following paragraph).

The $9,973,684 warrant put option item on our December 31, 2014 balance sheet arose from the contingent possibility that a Put Agreement obligation might arise in the future. There was no such item on our September 30, 2015 balance sheet, because our May 28, 2015 compromise agreement with Twinlab terminated the Put Agreement. However, the September 30, 2015 balance sheet included a $387,947 liability item arising from the Third-Party Call Options we granted to certain accredited investors in connection with certain of our 2015 sales of Twinlab common stock to such investors. Our actual risk under the Third-Party Call Options would be magnified if, due to sales of Twinlab common stock and/or expiration of unexercised Series B Warrants, we do not have as many Twinlab shares and/or available Series B Warrants as the number of shares we could be obliged to deliver under the Third-Party Call Options (i.e., to the extent we in effect are “short” Twinlab shares). The expiration date of the Third-Party Call Options is a substantial number of months after the expiration of the Series B Warrants. If we wish to avoid being “short” Twinlab shares in the manner just described, it may be necessary for us to purchase and hold Twinlab shares through the expiration date of the Third-Party Call Options, which would tie up a large amount of otherwise available cash. If insufficient cash is available for this purpose, it may be necessary for us to run the risk of having what in effect is a short position.

The Third-Party Call Options were eliminated under an October 1, 2015 agreement with Twinlab. Accordingly, the balance sheet shows a zero fair value for the Third-Party Call Options liability as of September 30, 2015.

The $5,372,538 deferred tax liability item on our September 30, 2015 balance sheet represents the income taxes we would owe if we sold, during tax years in which our taxable income levels were large enough to support such current income taxes, all the Twinlab securities which we held as of September 30, 2015, at a price resulting in realization of all of the unrealized gain we recorded for such assets on our balance sheet (based on our fair value assessment as of September 30, 2015). No such taxes would be actually payable unless and until after we sell the Twinlab securities, and the amount of actual taxes payable would depend on the actual sales prices.

From time to time after October 28, 2014 our controlling stockholder Darin Pastor has made advances and direct-payments to assist us in covering expenses; he is not obligated to make any such advances and direct-payments and there can be no assurance that any such advances and direct-payments will continue. In addition, the amounts of these advances and direct-payments are reimbursable to him upon his demand at any time. At September 30, 2015, $180,151 of such advances and direct-payments had not yet been reimbursed.

At September 30, 2015, the remaining balance on the notes payable to Darin Pastor, which we assumed as part of our October 2014 transaction involving assets and liabilities of the former Capstone Affluent Strategies, Inc., was $68,416, plus $190 of accrued but unpaid interest.

We remind readers that our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by emerging companies. Also, our limited operating history makes predictions of future operating results and cash needs difficult to ascertain.

The following table provides detailed information about our net cash flow for the respective first nine months of our 2015 and 2014 fiscal years.

	For the nine month periods ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$415,639	$(1,170,609)
Net cash used in investing activities	(2,039)	—
Net cash (used in) provided by financing activities	(1,015)	1,308,700
Net increase in cash	412,585	138,091
Cash, beginning	12,685	—
Cash, ending	$425,270	$138,091

Operating activities

Net cash provided by operating activities was $415,639 for the first nine months of 2015, despite our $3,816,942 after-tax net loss for that nine months period. Although our sales of Twinlab securities in the first nine months of 2015 generated $4,120,732 in cash proceeds, we did not record an overall net gain on financial instruments on such sales to the extent that the sales prices (ranging from $0.60 to $0.76 per share) were below or equal to the fair value we had determined for our Twinlab stock and at which we were carrying the Twinlab stock on our books. In addition, the $4,069,194 net change in unrealized gain on (i.e., additional net loss on) financial instruments and the $480,088 net change in realized gain on (i.e., additional net loss on) financial instruments were noncash items. These net changes were largely driven by our determination that the fair value of Twinlab common stock had fallen to $0.65 per share as of September 30, 2015, versus the $0.76 per share figure used as of December 31, 2014.

For the first nine months period of 2014, net cash used for operating activities was $1,170,609, after adjustment of our $11,078,198 net income for that nine months period for large items of deferred tax liability and net unrealized gain on financial instruments associated with the establishment of our initial positions in Twinlab securities.

Financing activities

Net cash provided by financing activities in the first nine months of 2014 was attributable to capital raised through the issuance of our common stock.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States and the accounting and financial reporting conventions of the investment company industry requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.  We base our estimates and judgments on historical experience and on various other assumptions, we believe to be reasonable under the circumstances.  Future events, however, may differ markedly from our current expectations and assumptions.  See Note 2 – Summary of Significant Accounting Policies in our Notes to Financial Statements.

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

As required by Rule 13a-15 under the Securities Exchange Act, as of September 30, 2015 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, who concluded that our disclosure controls and procedures are effective. The errors which required the restatement of financial statements and the amendments of periodic reports, as reported and summarized in our Current Report on Form 8-K filed on November 13, 2014 (as amended on November 24, 2014) and in such amendments and as further stated in the following paragraph of this item, were, in their judgment, not due to ineffectiveness of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework in 2014. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of September 30, 2015 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of September 30, 2015:

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

To attempt to remediate these material weaknesses, we have increased (and plan to enhance) our use of external accounting services, adopted policies to improve timely reviews by management and coordination with accounting consultants, and engaged corporate and securities legal counsel with better capabilities than our previous provider’s, and we plan to add financial department employees as our resource priorities allow. We believe these actions will continue to improve items (1), (2) and (3) noted above.

Changes in Internal Control Over Financial Reporting

No substantial changes in our internal control over financial reporting occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, investors should take note that we carry our strategic investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the accounting and financial reporting conventions of the investment company industry. Typically, there is not a liquid public market for the securities of the companies in which we intend to invest. Where a liquid public market exists we would simply use market value, but where there is no public market or where the public market is illiquid (with the result that the reported public trading is not a reliable indicator of true value), we will value these securities quarterly at fair value as determined in good faith by our Board of Directors.

Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our determinations of the fair value of our trading positions on a given date may be materially understated or overstated compared to the value that we may ultimately realize upon the sale of those positions. Indeed, our determinations might be inaccurate even as of the determination date.

There is no guarantee that we will be able to realize the fair value as evaluated by our Board of Directors upon disposition of the asset.

Given that a large percentage of our assets and net income are based on our fair value figures for Twinlab securities, readers should be especially aware of the risk.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no unregistered sales of securities of our securities during the quarter ended September 30, 2015.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 5, 2015, Twinlab and we entered into the Limited Waiver Agreement, pursuant to which we agreed to waive the Noncircumvention Provision as to a particular potential investor (B. Thomas Golisano) whom we had introduced to Twinlab in June 2015 and to whom the Noncircumvention Provision would otherwise apply, in exchange for substantial contingent compensation in cash and Twinlab warrants calculated on the basis of the size and pricing of such investor’s purchase(s) of Twinlab securities. (We thereafter surrendered this contingent right to compensation, in exchange for the immediate elimination of the Contingent Call Options.)

Item 6. Exhibits

 (a) The following exhibits are included as part of this report:

Incorporated by reference
Exhibit		Filed			Filing
Number	Exhibit Description	herewith	Form	Exhibit	date
2.1	Stock Purchase Agreement dated September 6, 2013 between Ryan Faught and Darin Pastor		10-K	2.1	2/18/2015
2.2	Stock Purchase Agreement dated September 6, 2013 between Ryan Faught and George L. Schneider		10-K	2.2	2/18/2015
2.3	Agreement and Plan of Merger among the Company, Capstone Sub Co. and Capstone Affluent Strategies, Inc., dated December 13, 2013		8-K	2.1	12/13/2013
2.3.1	Articles of Merger filed January 15, 2014, between Capstone Sub Co. and Capstone Affluent Strategies, Inc.		8-K	3(i)(d)	1/16/2014
2.3.2	Rescission of Agreement and Plan of Merger among the Company, Capstone Sub Co. and Capstone Affluent Strategies, Inc.		8-K	10.1	5/1/2014
3.1	Articles of Incorporation of Creative App Solutions Inc. dated July 10, 2012		S-1	3(i)(a)	10/17/2012
3.1.1	Certificate of Amendment to Articles of Incorporation filed August 26, 2013		8-K	3(i)(a)	8/29/2013
3.1.2	Certificate of Change filed September 6, 2013		8-K	3(i)(c)	9/12/2013
3.2	Bylaws		S-1	3(ii)	10/17/2012
3.2.1	Amended Bylaws, adopted August 26, 2013		10-K	3.2.1	2/18/2015
10.1	Securities Purchase Agreement dated July 24, 2015 among the Company, LC Strategic Realty, LLC, Christopher Naugle and Lorissa Naugle	X
10.2	Members Agreement dated July 24, 2015 among the Company, LC Strategic Realty, LLC, Christopher Naugle and Lorissa Naugle	X
10.3	Non-Competition Agreement dated July 24, 2015 among the Company, LC Strategic Realty, LLC and Christopher Naugle	X
10.4	Non-Competition Agreement dated July 24, 2015 among the Company, LC Strategic Realty, LLC and Lorissa Naugle	X
10.5	Securities Purchase Agreement dated July 24, 2015 among the Company, LC Strategic Holdings, LLC, Christopher Naugle and Lorissa Naugle	X
10.6	Members Agreement dated July 24, 2015 among the Company, LC Strategic Holdings, LLC, Christopher Naugle and Lorissa Naugle	X
10.7	Non-Competition Agreement dated July 24, 2015 among the Company, LC Strategic Holdings, LLC and Christopher Naugle	X
10.8	Non-Competition Agreement dated July 24, 2015 among the Company, LC Strategic Holdings, LLC and Lorissa Naugle	X

10.9	Agreement for Limited Waiver of Noncircumvention Provision, between the Company and Twinlab Consolidated Holdings, Inc., dated July 5, 2015		8-K	10.1	10/8/2015
10.10	Amendment No. 1 to Agreement for Limited Waiver of Non-Circumvention Provision and to Compromise Agreement and Release, between the Company and Twinlab Consolidated Holdings, Inc., dated October 1, 2015		8-K	10.2	10/8/2015
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO	X
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO	X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO	X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE FINANCIAL GROUP, INC.

By: /s/ Darin R. Pastor

Darin R. Pastor, Chief Executive Officer

Date: November 20, 2015

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Darin R. Pastor	Chairman of the Board of Directors,	November 20, 2015
Darin R. Pastor	Chief Executive Officer (Principal Executive Officer)
/s/ Halford W. Johnson	Chief Financial Officer	November 20, 2015
Halford W. Johnson	(Principal Financial Officer and Principal Accounting Officer)