Form 10-K
period 2015-12-31
CAPSTONE FINANCIAL GROUP, INC.
filed 2016-05-02
CIK 1558432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2015 was $17,009,495, based on the share price of $1.10.

The number of shares of Common Stock, $0.001 par value, outstanding as of March 24, 2016 was 94,364,148 shares.

No annual report to security holders, proxy or information statement, or prospectus is incorporated by reference into this Annual Report on Form 10-K.

CAPSTONE FINANCIAL GROUP, INC.

ANNUAL REPORT FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2015

PART IV

Item 15.	Exhibits, Financial Statement Schedules	38

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

Twinlab and we also entered into a Common Stock Put Agreement, dated as of September 30, 2014, as amended on December 15, 2014 (the “Put Agreement”). Pursuant to the Put Agreement, if we did not exercise the Series A Warrant by February 16, 2015 and thereafter at a rate of no less than 1,461,988 shares of Twinlab common stock (the “Minimum Amount”) per month (the “Minimum Rate”) over the term of the Series A Warrant, Twinlab had the right (subject to certain conditions) to require us to exercise the Series A Warrant at the Minimum Rate for the duration of the Series A Warrant. In the event Twinlab exercised its right to require us to exercise the Series A Warrant, the purchase price per share of Twinlab common stock thereunder would be $0.775. We did not exercise the “Minimum Amount” of shares per the agreement. In April 2015 we exercised the Series A Warrant as to 657,895 Twinlab shares.

On October 28, 2014, we entered into a transaction in which we acquired from Darin Pastor certain assets which had been assets of Affluent and assumed certain liabilities which had been liabilities of Affluent, including liabilities under notes in favor of Darin Pastor. At December 31, 2015, the outstanding principal amount of and accrued interest on such assumed notes was $68,416. In addition, as part of the transaction we forgave the $1,089,617 net receivable from Darin Pastor under the crossing lines of credit entered into between Affluent and us in 2013, and the crossing lines of credit were cancelled. As a result of the October 28, 2014 transactions, we recorded an expense item of $1,089,617 and we were deemed to have paid a dividend to Darin Pastor in the amount of $1,484,204.

In November 2014, we sold 436,681 of our Twinlab shares for approximately $1.0 million.

In 2015, we sold an aggregate of 3,976,647 units of Twinlab securities to various unrelated third party accredited investors. Each unit consisted of one share of (unrestricted) Twinlab common stock and a detachable call option (“Third-Party Call Options”) to purchase from us, for $1.00 per share, one (restricted) share of Twinlab common stock. The term of each such call option was three years from the respective unit sale date. In each case, the sale price per unit was $0.76 and the call option was valued at $0.156 per call option. (Our references to “unrestricted” shares mean free-trading shares, and our references to “restricted” shares mean shares that are not free-trading.)

In addition, in 2015 we sold 2,078,255 Twinlab shares (without any associated Third-Party Call Options) for $1,579,480.

In total, during 2015 we sold Twinlab securities for $4,601,732.

On May 28, 2015, we entered into a Compromise Agreement and Release and an Amendment No. 1 to Series B Warrant, each between Twinlab and us. Pursuant to these two agreements:

-	The Put Agreement was terminated.
-	We surrendered the entire remaining-unexercised portion of the Series A Warrant (51,973,684 warrants).
-	We surrendered 4,368,421 of the warrants under the Series B Warrant.
-	The remaining 18,000,000 warrants under the Series B Warrant were deemed divided into four tranches, each with an associated date beyond which it would no longer be exercisable: one tranche for 2,000,000 warrant shares (no longer exercisable after November 30, 2015); one for 4,000,000 warrant shares (no longer exercisable after March 31, 2016); one for 6,000,000 warrant shares (no longer exercisable after July 31, 2016); and another for 6,000,000 warrant shares (no longer exercisable after November 30, 2016);
-	We granted Twinlab three contingent call options, at $0.01 per share, to acquire Twinlab shares from us to the extent that upon effective expiration of the second, third and fourth tranches we had not exercised the warrants within such tranches (the “Contingent Call Options”). The three Contingent Call Options would be for a number of Twinlab shares equal to 25% of such unexercised warrants (i.e., a maximum of 1,000,000 shares if we exercised no warrants from the second tranche, a maximum of 1,500,000 shares if we exercised no warrants from the third tranche and a maximum of 1,500,000 shares if we exercised no warrants from the fourth tranche). In addition, Twinlab could not exercise a Contingent Call Option unless it had satisfied such option’s “Liquidity Condition,” namely that for each of the three or four months before the tranche’s effective expiration date Twinlab must have a financial position sufficient to show a 1.15x fixed charge coverage ratio for a certain trailing period, all as defined by Twinlab’s Credit and Security Agreement dated January 22, 2015.
-	Given that we have identified, and may in the future identify, to Twinlab on a confidential basis persons to whom we might sell our Twinlab shares, Twinlab agreed that it shall not, without our prior written consent, privately place Twinlab equity securities to any persons theretofore or thereafter first introduced to Twinlab by us (the “Noncircumvention Provision”); provided that Twinlab may, without our consent, privately place Twinlab equity securities to such a person at any time after the earlier of (a) the date the entire Series B Warrant has expired and/or been exercised, or (b) the first anniversary of such particular introduction.

As a result of these two agreements, our investment position in Twinlab as of immediately after the two agreements was as follows:

-	We had no further potential cash obligation to Twinlab under the Put Agreement; an imminent cash obligation to Twinlab of approximately $40.8 million was thereby avoided.
-

We retained all of our 14,476,567 outstanding Twinlab shares (13,818,672 unrestricted, free-trading Twinlab shares and 657,895 restricted Twinlab shares).

-         Later in 2015 (i.e., after May 28, 2015) we sold an additional 1,749,307 unrestricted, free-trading Twinlab shares and 328,948 restricted Twinlab shares to accredited investors.

-         We obtained an additional 526,316 restricted Twinlab shares upon a partial exercise of the Series B Warrant on July 7, 2015.

-         We obtained an additional 131,579 restricted Twinlab shares upon a partial exercise of the Series B Warrant on July 23, 2015.

-	Our obligations to our accredited-investor counterparties under the 3,976,647 Third-Party Call options continued unchanged.
-

We retained 18,000,000 warrants under the Series B Warrant, at an unchanged $0.76 per share exercise price, with effective expiration dates ranging from November 30, 2015 to November 30, 2016 (and with then at least 14 months of remaining term for 12,000,000 of the warrants).

-          We exercised 526,316 of such warrants on July 7, 2015.

-          We exercised 131,579 of such warrants on July 23, 2015.

o   1,342,105 of such warrants expired on November 30, 2015.

o   An additional 4,000,000 of such warrants expired on March 31, 2016.

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

As of December 31, 2015 our position in Twinlab securities was as follows, and we had no contingent liabilities to Twinlab:

-	We held 13,056,207 outstanding Twinlab shares (12,069,365 unrestricted, free-trading Twinlab shares and 986,842 restricted Twinlab shares).
-	We held 16,000,000 warrants under the Series B Warrant, at a $0.76 per share exercise price, with various effective expiration dates throughout 2016.
o	4,000,000 of such warrants expired on March 31, 2016.
-	The Registration Rights Agreement remains in full force and effect to enable the Securities Act registration of all Twinlab shares issued upon prior or future exercises of our Warrants.
-	We have a claim against third-party optionors for delivery to us of 1,498,500 Twinlab shares against the Call Options which they granted to us and which we have exercised.
-	We are contingently obligated to our accredited-investor counterparties under the 3,976,647 Third-Party Call options.
-	We have no actual or potential Put liability or Contingent Call Option liability.

At December 31, 2015, the fair value of the liability under the 3,976,647 Third-Party Call Options was recorded on our balance sheet at $619,122.

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

On June 17 and 18, 2015, we filed a Form 4 and an amended Schedule 13D statement to report a June 10, 2015 sale by us of 13,157,895 shares of Twinlab common stock to a third party. The third party did not timely honor its payment obligation under the sale contract and we have treated the transaction as a non-event for financial reporting purposes. On December 18, 2015, we terminated the sale contract.

We currently are considering electing to become a Business Development Company and/or filing (or causing an affiliated company to file) an application with the United States Small Business Administration to become a Small Business Investment Company. We can give no assurance that such an application will be filed or that, if filed, it will be granted.

In addition, we are working toward substantial energy-related development projects and substantial international minerals trading projects. We can give no assurance that such projects will come to fruition or, if any one or more of them do come to fruition, that they will be successful.

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

Current Strategic Investment: Twinlab Consolidated Holdings Inc.

Twinlab Corporation has been the trusted leader for innovative, high performance health and wellness products since 1968. In addition to the extensive line of vitamins, minerals and sports nutrition formulas of its namesake brand, Twinlab Corporation also manufactures and sells other category leaders, including the Metabolife line of diet and energy products, the Reserveage Nutrition family of nutritional supplements, and Alvita teas. Twinlab Corporation’s plant in American Fork, Utah, is a NSF® GMP registered facility from which it manufactures, packages and distributes over 1,000 premium quality products. Twinlab Corporation also operates a research and development facility in Grand Rapids, Michigan. Twinlab products are currently available in over 55 countries worldwide.

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

Personnel

As of the date of this filing, we have four full-time employees.

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

It is possible that our business focus could widen or change further. In the second half of 2015 and in 2016 we have explored significant transactions in the areas of energy products refining and international minerals trading.

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

Our management concluded that as of December 31, 2015 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of December 31, 2015:

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

Our Board of Directors concluded on November 13, 2014 that the audited financial statements and other financial information contained in our Annual Report on Form 10-K for the 2013 fiscal year failed to properly account for certain financial information and that for comparative purposes the previously issued unaudited financial statements and certain other financial information contained in certain previously-filed periodic reports should no longer be relied upon. We reported this conclusion on a Form 8-K filed with the SEC that day. Since then, we have filed amended quarterly and annual reports (Forms 10-Q/10-K) with the SEC for the fiscal quarters ended March 31, June 30 and September 30, 2014 and the fiscal year ended December 31, 2013 including (among other things) restatements of the originally-filed financial statements.

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

Our common stock is quoted on the OTCQB marketplace operated by OTC Markets Group Inc. To date, the trading volume of the common stock has been limited. Because of this limited trading volume, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares will likely have a material adverse impact on the price of our common stock. Because of the limited number of shares being traded, the price per share is subject to volatility and may continue to be subject to rapid price swings in the future.

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

Our Chief Executive Officer Darin Pastor and our President George Schneider collectively own a substantial majority of our outstanding voting securities and are the only members of our Board of Directors and, accordingly, have effective control of us and may have effective control of us for the near and long term future.  Votes and wishes of other stockholders can have little effect when we are managed by our Board of Directors and operated through our officers, all of whom can be elected by these two individuals.

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

Our ability to achieve our business objectives will depend on our ability to effectively manage and deploy our capital, which will depend, in turn, on our management’s ability to identify, evaluate, invest in, and monitor companies that meet our investment criteria. If a major investment has business setbacks it would adversely affect our financial results. Currently we depend heavily on Twinlab. Twinlab, for its part, is subject to very significant risks. Among many other examples of risks, on March 16, 2016 Twinlab replaced much of its senior management team, including its chief executive officer.

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

Our Board of Directors makes all decisions regarding the acquiring, holding, and partial or complete disposition of our strategic investments. You may not agree with the decisions they reach. In addition, because we have only two Directors, any disagreement between them could result in a deadlock.

Our due diligence investigation of prospective investee companies may fail to uncover relevant details that lead to a partial or total loss of the strategic investment.

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

The determination of the fair value of our Twinlab stock and derivative securities as of December 31, 2015 is highly significant to our balance sheet and our income statement. In determining the fair value, our Board of Directors relied upon a valuation report dated March 2, 2016 by FFG Valuations, Inc. of Costa Mesa, California. This valuation report, which we commissioned, values Twinlab common stock at $0.758 per share as of December 31, 2015. Twinlab stock is essentially illiquid; accordingly, valuations such as FFG’s are opinions, and other observers might have valued Twinlab stock differently if they chose to emphasize other factors than FFG did. For example, Twinlab issued significant numbers of shares in the second half of 2015 at prices well below $0.758 per share. If we used in our 2015 financial statements a valuation of Twinlab stock (as of December 31, 2015) which was well below $0.758 per share, with corresponding valuations for our Twinlab derivative securities, our net assets as of December 31, 2015 would have been significantly reduced and we would have had significantly larger net losses in 2015.

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

Equity investments, particularly in illiquid, leveraged and/or untested companies such as our current strategic investments, are very high risk. Equity investments have no contractual right of repayment, no guarantees, and no collateral. Our business model is based upon making equity investments.

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

We qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

ITEM 2.

PROPERTIES

We are the lessee of 17,335 square feet of space in an office building at 8600 Transit Road, East Amherst, NY 14051, our headquarters office. The lease extends to October 31, 2025. Base rent is $23,113 per month (plus additional rent of $4,898 per month and $639 per month for amortized build-out costs) through April 30, 2016 (following a free base-rent period ending October 31, 2015), with annual 3% monthly base rent increases on each April 30 from 2016 through the end of the lease term.

ITEM 3.

LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB marketplace operated by OTC Markets Group Inc., under the symbol “CAPP”. The following table lists the available quotations for the high and low prices for each quarter within the fiscal years ending December 31, 2014 and December 31, 2015. During the periods reported below, our common stock has generally been traded only thinly and sporadically.

The following table sets forth the high and low prices for our common stock as reported by Yahoo Finance for the applicable quarters. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Period Ended December 31, 2014
	STOCK PRICES
	High	Low
1st Quarter	$5.25	$1.50
2nd Quarter	$7.00	$1.00
3rd Quarter	$4.80	$4.00
4th Quarter	$5.00	$3.50

	Period Ended December 31, 2015
	STOCK PRICES
	High	Low
1st Quarter	$5.00	$5.00
2nd Quarter	$5.00	$1.10
3rd Quarter	$1.25	$0.80
4th Quarter	$0.80	$0.70

Holders of Common Stock

As of December 31, 2015, we had approximately 78 stockholders of record of our 94,364,148 shares of common stock outstanding.

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

On September 30, 2014, Twinlab and we also entered into the Put Agreement. Pursuant to the Put Agreement, if we did not exercise the Series A Warrant by February 16, 2015 and thereafter at a rate of no less than 1,461,988 shares of Twinlab common stock (the “Minimum Amount”) per month (the “Minimum Rate”) over the term of the Series A Warrant, Twinlab had the right (subject to certain conditions) to require us to exercise the Series A Warrant at the Minimum Rate for the duration of the Series A Warrant. In the event Twinlab exercised its right to require us to exercise the Series A Warrant, the purchase price per share of Twinlab common stock thereunder would be $0.775. We did not exercise the “Minimum Amount” of shares per the agreement. In April 2015 we exercised the Series A Warrant as to 657,895 Twinlab shares.

On October 28, 2014, we entered into a transaction in which we acquired from Darin Pastor certain assets which had been assets of Affluent and assumed certain liabilities which had been liabilities of Affluent, including liabilities under notes in favor of Darin Pastor. At December 31, 2015, the outstanding principal amount of and accrued interest on such assumed notes was $68,416. In addition, as part of the transaction we forgave the $1,089,617 net receivable from Darin Pastor under the crossing lines of credit entered into between Affluent and us in 2013, and the crossing lines of credit were cancelled. As a result of the October 28, 2014 transactions, we recorded an expense item of $1,089,617 and we were deemed to have paid a dividend to Darin Pastor in the amount of $1,484,204.

In November 2014, we sold 436,681 of our Twinlab shares for approximately $1.0 million.

In 2015, we sold an aggregate of 3,976,647 units of Twinlab securities to various unrelated third party accredited investors. Each unit consisted of one share of (unrestricted) Twinlab common stock and a detachable call option (“Third-Party Call Options”) to purchase from us, for $1.00 per share, one (restricted) share of Twinlab common stock. The term of each such call option was three years from the respective unit sale date. In each case, the sale price per unit was $0.76 and the call option was valued at $0.156 per call option. (Our references to “unrestricted” shares mean free-trading shares, and our references to “restricted” shares mean shares that are not free-trading.)

In addition, in 2015 we sold 2,078,255 Twinlab shares (without any associated Third-Party Call Options) for $1,579,480.

In total, during 2015 we sold Twinlab securities for $4,601,732.

On May 28, 2015, we entered into a Compromise Agreement and Release and an Amendment No. 1 to Series B Warrant, each between Twinlab and us. Pursuant to these two agreements:

-	The Put Agreement was terminated.
-	We surrendered the entire remaining-unexercised portion of the Series A Warrant (51,973,684 warrants).
-	We surrendered 4,368,421 of the warrants under the Series B Warrant.
-	The remaining 18,000,000 warrants under the Series B Warrant were deemed divided into four tranches, each with an associated date beyond which it would no longer be exercisable: one tranche for 2,000,000 warrant shares (no longer exercisable after November 30, 2015); one for 4,000,000 warrant shares (no longer exercisable after March 31, 2016); one for 6,000,000 warrant shares (no longer exercisable after July 31, 2016); and another for 6,000,000 warrant shares (no longer exercisable after November 30, 2016);
-	We granted Twinlab three contingent call options, at $0.01 per share, to acquire Twinlab shares from us to the extent that upon effective expiration of the second, third and fourth tranches we had not exercised the warrants within such tranches (the “Contingent Call Options”). The three Contingent Call Options would be for a number of Twinlab shares equal to 25% of such unexercised warrants (i.e., a maximum of 1,000,000 shares if we exercised no warrants from the second tranche, a maximum of 1,500,000 shares if we exercised no warrants from the third tranche and a maximum of 1,500,000 shares if we exercised no warrants from the fourth tranche). In addition, Twinlab could not exercise a Contingent Call Option unless it had satisfied such option’s “Liquidity Condition,” namely that for each of the three or four months before the tranche’s effective expiration date Twinlab must have a financial position sufficient to show a 1.15x fixed charge coverage ratio for a certain trailing period, all as defined by Twinlab’s Credit and Security Agreement dated January 22, 2015.
-	Given that we have identified, and may in the future identify, to Twinlab on a confidential basis persons to whom we might sell our Twinlab shares, Twinlab agreed that it shall not, without our prior written consent, privately place Twinlab equity securities to any persons theretofore or thereafter first introduced to Twinlab by us (the “Noncircumvention Provision”); provided that Twinlab may, without our consent, privately place Twinlab equity securities to such a person at any time after the earlier of (a) the date the entire Series B Warrant has expired and/or been exercised, or (b) the first anniversary of such particular introduction.

As a result of these two agreements, our investment position in Twinlab as of immediately after the two agreements was as follows:

-	We had no further potential cash obligation to Twinlab under the Put Agreement; an imminent cash obligation to Twinlab of approximately $40.8 million was thereby avoided.
-

We retained all of our 14,476,567 outstanding Twinlab shares (13,818,672 unrestricted, free-trading Twinlab shares and 657,895 restricted Twinlab shares).

-          Later in 2015 (i.e., after May 28, 2015) we sold an additional 1,749,307 unrestricted, free-trading Twinlab shares and 328,948 restricted Twinlab shares to accredited investors.

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
-

We retained 18,000,000 warrants under the Series B Warrant, at an unchanged $0.76 per share exercise price, with effective expiration dates ranging from November 30, 2015 to November 30, 2016 (and with then at least 14 months of remaining term for 12,000,000 of the warrants).

-          We exercised 526,316 of such warrants on July 7, 2015.

-          We exercised 131,579 of such warrants on July 23, 2015.

o   1,342,105 of such warrants expired on November 30, 2015.

o   4,000,000 of such warrants expired on March 31, 2016.

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

As of December 31, 2015, our position in Twinlab securities was as follows, and we had no contingent liabilities to Twinlab:

-	We held 13,056,207 outstanding Twinlab shares (12,069,365 unrestricted, free-trading Twinlab shares and 986,842 restricted Twinlab shares).
-	We held 16,000,000 warrants under the Series B Warrant, at a $0.76 per share exercise price, with various effective expiration dates throughout 2016.
o	4,000,000 of such warrants expired on March 31, 2016.
-	The Registration Rights Agreement remains in full force and effect to enable the Securities Act registration of all Twinlab shares issued upon prior or future exercises of our Warrants.
-	We have a claim against third-party optionors for delivery to us of 1,498,500 Twinlab shares against the Call Options which they granted to us and which we have exercised.
-	We are contingently obligated to our accredited-investor counterparties under the 3,976,647 Third-Party Call options.
-	We have no actual or potential Put liability or Contingent Call Option liability.

At December 31, 2015, the fair value of the liability under the 3,976,647 Third-Party Call Options was recorded on our balance sheet at $619,122.

The determination of the fair value of our Twinlab stock and derivative securities as of December 31, 2015 is highly significant to our balance sheet and our income statement. In determining the fair value, our Board of Directors relied upon a valuation report dated March 2, 2016 by FFG Valuations, Inc. of Costa Mesa, California. This valuation report, which we commissioned, values Twinlab common stock at $0.758 per share as of December 31, 2015. Twinlab stock is essentially illiquid; accordingly, valuations such as FFG’s are opinions, and other observers might have valued Twinlab stock differently if they chose to emphasize other factors than FFG did. For example, Twinlab issued significant numbers of shares in the second half of 2015 at prices well below $0.758 per share. If we used in our 2015 financial statements a valuation of Twinlab stock (as of December 31, 2015) which was well below $0.758 per share, with corresponding valuations for our Twinlab derivative securities, our net assets as of December 31, 2015 would have been significantly reduced and we would have had significantly larger net losses in 2015.

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

On June 17 and 18, 2015, we filed a Form 4 and an amended Schedule 13D statement to report a June 10, 2015 sale by us of 13,157,895 shares of Twinlab common stock to a third party. The third party did not timely honor its payment obligation under the sale contract and we have treated the transaction as a non-event for financial reporting purposes. On December 18, 2015, we terminated the sale contract.

We currently are considering electing to become a Business Development Company and/or filing (or causing an affiliated company to file) an application with the United States Small Business Administration to become a Small Business Investment Company. We can give no assurance that such an application will be filed or that, if filed, it will be granted.

In addition, we are working toward substantial energy-related development projects and substantial international minerals trading projects. We can give no assurance that such projects will come to fruition or, if any one or more of them do come to fruition, that they will be successful.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER, 2015 AND 2014

Revenues and Investment Gains.  Total revenues (other than gain on financial instruments) for the year ended December 31, 2015 were $141,922, as compared to revenues in the 2014 year of $119,923.

The 2015 year also included realized loss on financial instruments of $5,417, and $2,993,872 of unrealized loss, on Twinlab securities we hold. These losses were primarily due to the surrender and expiration of many of our Twinlab warrants during 2015; our 2015 sales of 6,054,902 shares of Twinlab stock had fairly little effect on these figures, due to the fact that our assessments/estimates of the Twinlab securities’ fair value as of December 31, 2015 and as of December 31, 2014 were nearly the same.

Personnel.  Personnel expense for the years ended December 31, 2015 and 2014 was $427,106 and $243,107, respectively; the increase in 2015 was primarily due to expansion of our workforce after we relocated to East Amherst, New York.

Professional Fees.  Professional fees for the year ended December 31, 2015 and 2014 were $1,188,762 and $360,241. In both years, this item consisted primarily of legal fees.

General and Administrative.  General and administrative expenses (excluding payroll expense and professional fees) for the years ended December 31, 2015 and 2014 were $1,142,357 and $606,740, respectively; the increase in 2015 was primarily due to expansion of our operations and systems after we relocated to East Amherst, New York.

Forgiveness of Receivable - Related Party.  On October 28, 2014, as part of a transaction between Darin Pastor, Affluent (dissolved) and us, we forgave the $1,089,617 net receivable from Darin Pastor under the crossing lines of credit entered into between Affluent and us in 2013, and the lines of credit were cancelled.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, we had $136,849 in cash and cash equivalents, illiquid Twinlab securities owned which we recorded at a $13,161,718 value, credit for $4,152 of prepaid expenses, and credit for $63,930 of deposits given in respect of a pending acquisition which has not yet closed.

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

The $9,973,684 warrant put option item on our December 31, 2014 balance sheet arose from the contingent possibility that a Put Agreement obligation might arise in the future. There was no such item on our December 31, 2015 balance sheet, because of our May 28, 2015 compromise agreement with Twinlab which terminated the Put Agreement. However, the December 31, 2015 balance sheet included a $619,122 liability item arising from the Third-Party Call Options we granted to certain accredited investors in connection with certain of our 2015 sales of Twinlab common stock to such investors. Our actual risk under the Third-Party Call Options would be magnified if, due to sales of Twinlab common stock and/or expiration of unexercised Series B Warrants, we do not have as many Twinlab shares and/or available Series B Warrants as the number of shares we could be obliged to deliver under the Third-Party Call Options (i.e., to the extent we in effect are “short” Twinlab shares). The expiration date of the Third-Party Call Options is a substantial number of months after the expiration of the Series B Warrants. If we wish to avoid being “short” Twinlab shares in the manner just described, it may be necessary for us to purchase and hold Twinlab shares through the expiration date of the Third-Party Call Options, which would tie up a large amount of otherwise available cash. If insufficient cash is available for this purpose, it may be necessary for us to run the risk of having what in effect is a short position.

The $4,552,107 deferred tax liability item on our December 31, 2015 balance sheet represents the income taxes we would owe if we sold, during tax years in which our taxable income levels were large enough to support such current income taxes, all the Twinlab securities which we held as of December 31, 2015, at a price resulting in realization of all of the unrealized gain we recorded for such assets on our balance sheet (based on our fair value assessment as of December 31, 2015). No such taxes would be actually payable unless and until after we sell the Twinlab securities, and the amount of actual taxes payable would depend on the actual sales prices.

From time to time after October 28, 2014 our controlling stockholder Darin Pastor has made advances and direct-payments to assist us in covering expenses; he is not obligated to make any such advances and direct-payments and there can be no assurance that any such advances and direct-payments will continue. In addition, the amounts of these advances and direct-payments are reimbursable to him upon his demand at any time. At December 31, 2015, $96,695 of such advances and direct-payments had not yet been reimbursed.

At December 31, 2015, the remaining balance on the notes payable to Darin Pastor, which we assumed as part of our October 2014 transaction involving assets and liabilities of the former Capstone Affluent Strategies, Inc., was $68,416 plus $135 of accrued but unpaid interest.

We remind readers that our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by emerging companies. Also, our limited operating history makes predictions of future operating results and cash needs difficult to ascertain.

The following table provides detailed information about our net cash flow for our 2015 and 2014 fiscal years.

	For the years ended December 31,
	2015	2014
Net cash provided by (used in) operating activities	$1,266,209	$(464,631)
Net cash used in investing activities	(8,283)	—
Net cash used in (provided by) financing activities	(1,133,762)	477,316
Net increase (decrease) in cash	124,164	12,685
Cash, beginning	12,685	—
Cash, ending	$136,849	$12,685

Operating activities

Net cash provided by operating activities was $1,266,209 for the 2015 year compared to $(464,631) for the 2014 year. The primary reason this 2015 figure was positive (even though we had a large net loss in 2015) was the fact that our sales of Twinlab securities provided substantial cash to us, even though they had only a small effect on our reported profitability.

Although our sales of Twinlab securities in 2015 generated $4,601,732 in cash proceeds, we actually recorded a small overall net loss on financial instruments on such sales.

Financing activities

Net cash used in financing activities for the 2015 year was $1,133,762 and was mainly attributable to our repayments on notes payable to Darin Pastor.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules within this Form 10-K.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We reiterate our prior disclosure of the resignation of Seale and Beers, CPAs on August 4, 2014 and our engagement of Squar Milner LLP as our new independent registered public accounting firm on September 5, 2014. No additional matters are required by this item to be disclosed in this Annual Report.

ITEM 9A.

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

As required by Rule 13a-15 under the Securities Exchange Act, as of December 31, 2015 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, who concluded that our disclosure controls and procedures are effective. The errors which required the restatement of financial statements and the amendments of periodic reports, as reported and summarized in our Current Report on Form 8-K filed on November 13, 2014 (as amended on November 24, 2014) and in such amendments and as further stated in the following paragraph of this item, were, in their judgment, not due to ineffectiveness of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework in 2014. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of December 31, 2015 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of December 31, 2015:

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

Changes in Internal Control Over Financial Reporting

No substantial changes in our internal control over financial reporting occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that we have increased our use of external accounting services, adopted policies to improve timely reviews by management and coordination with accounting consultants, and engaged corporate and securities legal counsel with better capabilities than our previous provider’s.

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

Darin Pastor, Age 44, CEO and Chairman - Mr. Pastor became our Chairman and Chief Executive Officer in August 2013. He was Chief Executive Officer of Capstone Affluent Strategies, Inc., a financial services firm, from September 2012 to April 2014. (Capstone Affluent Strategies, Inc. provided broker-dealer services on the LPL Financial LLC trading platform from September 2012 to July 2013.) From June 2011 to September 2012 he was a Managing Director of Prudential Insurance Company of America. From August 2010 to June 2011 he was Territory Sales Manager for the Los Angeles territory of Colonial Life & Accident Insurance Company, and before that he was Senior Vice President and Senior Investment Manager at JPMorgan Chase & Co. since 2006.

Mr. Pastor has two decades of experience in financial services and sales. In 2012, Prudential ranked him as the #1 Managing Director in the nation measured by year over year sales growth, and he was ranked as the top-selling Senior Investment Manager in the nation during his tenure at JPMorgan Chase & Co. At Chase, he and his team managed $6.6 billion in client assets.

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

Mr. Pastor is married to Tracy Pastor.

George Schneider, Age 61, President, Chief Investment Officer and a Director - Mr. Schneider became our President and Chief Investment Officer, and joined our Board of Directors, in August 2013. Before that, Mr. Schneider was since 2007 a Managing Member of Cove Partners, LLC, a specialty investment banking and financial advisory firm that focuses on the alternative energy (including renewable energy) and resource recovery related industries. Before Cove Partners, Mr. Schneider was a Managing Member at Red River Capital Partners, LLC, an investment banking and financial advisory firm specializing in the alternative energy, resource recovery, technology and telecommunications industries. Before that, Mr. Schneider served as Head of Investment Banking and Special Advisor to the Board of Directors for Crown Financial Group, Inc., a publicly traded broker-dealer and market maker.

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

Halford W. Johnson, Age 52, Chief Financial Officer – Mr. Johnson became our Chief Financial Officer in September 2013. From October 2012 to April 2014, Mr. Johnson was the Chief Financial Officer of Capstone Affluent Strategies, Inc., a wealth management firm in Irvine, California. Mr. Johnson worked for JPMorgan Chase-Chase Investment Services Corp from 2000 to 2012 as an Administrative Officer. In all, Mr. Johnson has 30 years of experience in financial services, with emphasis on the areas of investment, business and estate planning, as well as compliance supervision.

Tracy Anne Pastor, Age 34, Chief Brand Officer – Mrs. Pastor became our Chief Brand Officer in March 2014. From October 2012 to April 2014, Mrs. Pastor was the Investment Manager of Capstone Affluent Strategies, Inc., a wealth management firm in Irvine, California. Mrs. Pastor has worked at Prudential as a Manager of Financial Services, US Bank Investments and JP Morgan Chase as a Financial Advisor from 2000 to 2012. Mrs. Pastor has over 16 years of experience in financial services with emphasis on the areas of financial planning, wealth preservation, estate planning and wealth transfer. Mrs. Pastor received her International MBA from the Thunderbird Global School of Management.

Mrs. Pastor is married to Darin Pastor.

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

Changes in Director Nomination Procedures

There was no change in 2015 in the procedures by which stockholders might nominate or propose candidates to serve on the Board of Directors. Stockholders wishing to propose director candidates should direct the proposal to our Chairman, Darin Pastor, by letter.

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

Based solely on review of the copies of such forms furnished to us, or written representations from certain reporting persons, we have determined that all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners as to our equity securities were satisfied during the fiscal year ended December 31, 2015, except that Tracy Pastor did not timely file her Form 3.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table details compensation paid to our (2015) executive officers for the years ended December 31, 2014 and December 31, 2015.

Name	Position	2014 Salary	2015 Salary
Darin R. Pastor	Chief Executive Officer, Chairman & Director	$4,897	$2,789
George L. Schneider	President, Chief Investment Officer & Director	$44,575	$22,300
Halford W. Johnson	Chief Financial Officer	$79,966	$83,077
Tracy Anne Pastor	Chief Brand Officer	$10,526	$139,191

None of our (2015) executive officers received any compensation in 2014 or 2015 other than in the form of salary (i.e., no bonuses, stock awards, option awards, nonequity incentive plan compensation, nonqualified deferred compensation earnings, or other compensation).

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

Director Compensation

Our current directors also serve as executive officers of the Company, and they receive no additional compensation for their service on the Board of Directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on March 24, 2016, relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 94,364,148 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after March 24, 2016 pursuant to options, warrants, conversion privileges or other rights. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the SEC, that only the person or entity whose ownership is being reported has exercised/converted options, warrants, etc. for/into shares of our common stock.

None of the persons in the following table beneficially owns any shares by virtue of having a right to acquire such shares within 60 days after March 24, 2016 pursuant to options, warrants, conversion privileges or other rights.

Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Darin R. Pastor, Chief Executive Officer and Director	69,626,777	73.8%
Common	George L. Schneider, President and Director	9,036,000	9.6%
Common	Halford W. Johnson, Chief Financial Officer	126,197	*
Common	Tracy Pastor, Chief Brand Officer	114,497	*
Common	All Directors and Executive Officers as a Group	78,903,471	83.6%

Mr. Pastor’s beneficial ownership is deemed to continue to include 9,436,414 shares which he agreed to sell under an agreement with Aaron Pierce dated October 21, 2015; the counterparty has not yet paid the full purchase price and the shares remain in Mr. Pastor’s name. Mr. Schneider’s beneficial ownership is deemed to continue to include 4,518,000 shares which he gifted to an individual on November 30, 2015, because we consider that he retains indirect beneficial ownership of the gifted shares. The figures for Mr. Pastor in the table do not include shares owned by Mrs. Pastor; Mr. Pastor disclaims beneficial ownership of Mrs. Pastors’s shares. The figures for Mrs. Pastor in the table do not include shares owned by Mr. Pastor; Mrs. Pastor disclaims beneficial ownership of Mr. Pastor’s shares. Mr. Pastor and Mrs. Pastor are married to each other. Except as specified in this paragraph, each person has sole voting power and sole investment power with respect to the shares set forth next to his or her name in this table. The address of Mr. Pastor, Mr. Johnson and Mrs. Pastor is in care of the Company at 8600 Transit Road, East Amherst, NY 14051. The address of Mr. Schneider is 425 North Sycamore Avenue, Los Angeles, CA 90036.

* Refers to beneficial ownership of less than 1%.

Changes in Control

There are no arrangements, known to us, including any pledge by any person of securities of the Company, the operation of which may at a later date result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On October 28, 2014, we entered into a transaction in which we acquired from Darin Pastor certain assets which had been assets of Affluent and assumed certain liabilities which had been liabilities of Affluent, including liabilities under notes in favor of Darin Pastor. At December 31, 2015, the outstanding principal amount of and accrued interest on such assumed notes was $68,416. In addition, as part of the transaction we forgave the $1,089,617 net receivable from Darin Pastor under the lines of credit described above, and the crossing lines of credit were cancelled. As a result of the October 28, 2014 transactions, we recorded an expense item of $1,089,617 and we were deemed to have paid a dividend to Darin Pastor in the amount of $1,484,204.

From time to time after October 28, 2014, our controlling stockholder Darin Pastor has made advances and direct-payments to assist us in covering expenses; he is not obligated to make any such advances and direct-payments and there can be no assurance that any such advances and direct-payments will continue. In addition, the amounts of these advances and direct-payments are reimbursable to him upon his demand at any time. At December 31, 2015, there were outstanding $96,695 of such advances and direct-payments.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The following table sets forth the fees billed for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements, etc., for the years ended December 31, 2015 and December 31, 2014:

Audit Fees	Period Ended December 31,
	2015		2014
Seale and Beers, CPAs	$	---	$10,500
Squar Milner LLP		123,126	106,025
		$123,126	$116,525

AUDIT-RELATED FEES

None, for the years ended December 31, 2014 and December 31, 2015.

TAX FEES

None, for the years ended December 31, 2014 and December 31, 2015.

ALL OTHER FEES

None, for the years ended December 31, 2014 and December 31, 2015.

AUDIT COMMITTEE POLICIES AND PROCEDURES

Our Board of Directors does not have an audit committee. The entire Board of Directors fulfills the function of an audit committee. The Board of Directors does not have formal preapproval policies and procedures of the type contemplated by this item.

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements listed in the "Index to Financial Statements" on page 43 are filed as part of this report.

Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

			Incorporated by reference
Exhibit		Filed			Filing
Number	Exhibit Description	herewith	Form	Exhibit	date
2.1	Stock Purchase Agreement dated September 6, 2013 between Ryan Faught and Darin Pastor		10-K	2.1	2/18/2015
2.2	Stock Purchase Agreement dated September 6, 2013 between Ryan Faught and George L. Schneider		10-K	2.2	2/18/2015
2.3	Agreement and Plan of Merger among the Company, Capstone Sub Co. and Capstone Affluent Strategies, Inc., dated December 13, 2013		8-K	2.1	12/13/2013
2.3.1	Articles of Merger filed January 15, 2014, between Capstone Sub Co. and Capstone Affluent Strategies, Inc.		8-K	3(i)(d)	1/16/2014
2.3.2	Rescission of Agreement and Plan of Merger among the Company, Capstone Sub Co. and Capstone Affluent Strategies, Inc.		8-K	10.1	5/1/2014
3.1	Articles of Incorporation of Creative App Solutions Inc. dated July 10, 2012		S-1	3(i)(a)	10/17/2012
3.1.1	Certificate of Amendment to Articles of Incorporation filed August 26, 2013		8-K	3(i)(a)	8/29/2013
3.1.2	Certificate of Change filed September 6, 2013		8-K	3(i)(c)	9/12/2013
3.2	Bylaws		S-1	3(ii)	10/17/2012
3.2.1	Amended Bylaws, adopted August 26, 2013		10-K	3.2.1	2/18/2015
10.1	Promissory Note from Capstone Affluent Strategies, Inc. in favor of Darin Pastor, dated October 4, 2012		10-K	10.1	2/18/2015
10.2	Promissory Note from Capstone Affluent Strategies, Inc. in favor of Darin Pastor, dated October 22, 2012		10-K	10.2	2/18/2015

			Incorporated by reference
Exhibit		Filed			Filing
Number	Exhibit Description	herewith	Form	Exhibit	date
10.3	Promissory Note from Capstone Affluent Strategies, Inc. in favor of Darin Pastor, dated December 31, 2012		10-K	10.3	2/18/2015
10.4	Call Options, dated August 1, 2014, from respective holders of common stock of Twinlab Consolidated Holdings, Inc. to the Company		13D	2	12/17/2014
10.5	Series A Warrant, dated as of September 30, 2014, issued by Twinlab Consolidated Holdings, Inc. to the Company		8-K	10.1	10/6/2014
10.6	Series B Warrant, dated as of September 30, 2014, issued by Twinlab Consolidated Holdings, Inc. to the Company		8-K	10.2	10/6/2014
10.7	Common Stock Put Agreement, dated as of September 30, 2014, between Twinlab Consolidated Holdings, Inc. and the Company		8-K	10.3	10/6/2014
10.7.1	Amendment No. 1 to Common Stock Put Agreement, dated as of December 15, 2014, between Twinlab Consolidated Holdings, Inc. and the Company		10-K	10.11.1	2/18/2015
10.8	Registration Rights Agreement, dated as of September 30, 2014, between Twinlab Consolidated Holdings, Inc. and the Company		8-K	10.4	10/6/2014
10.9	Agreement, dated as of October 28, 2014, between Darin Pastor, Capstone Affluent Strategies, Inc. (dissolved) and the Company		10-K	10.12	4/30/2015
10.9.1	Amendment to Agreement, dated as of December 31, 2014, between Darin Pastor, Capstone Affluent Strategies, Inc. (dissolved) and the Company		10-K	10.12.1	4/30/2015
10.1	Promissory Note from Thomas Tolworthy in favor of the Company, dated November 14, 2014		10-K	10.13	4/30/2015
10.11	Agreement to Reform Promissory Notes Due to Scrivener’s Error, dated December 15, 2014, between Darin Pastor, Capstone Affluent Strategies, Inc. (dissolved) and the Company		10-K	10.14	2/18/2015

			Incorporated by reference
Exhibit		Filed			Filing
Number	Exhibit Description	herewith	Form	Exhibit	date
10.12	Form of Third-Party Investment Units Purchase Agreement (used from March 25, 2015 through May 28, 2015)		10-Q	10.1	8/13/2015
10.13	Lease Agreement, dated as of April 29, 2015, between Iskalo 8600 Transit LLC and the Company		10-K	10.15	4/30/2015
10.14	Compromise Agreement and Release, dated May 28, 2015, between Twinlab Consolidated Holdings, Inc. and the Company		8-K	10.1	5/29/2015
10.15	Amendment No. 1 to Series B Warrant, dated May 28, 2015, between Twinlab Consolidated Holdings, Inc. and the Company		8-K	10.2	5/29/2015
10.16	Prepayment and Repurchase Agreement, dated as of June 26, 2015, between Thomas A. Tolworthy and the Company		10-Q	10.5	8/13/2015
10.17	Securities Purchase Agreement dated July 24, 2015 among the Company, LC Strategic Realty, LLC, Christopher Naugle and Lorissa Naugle		10-Q	10.1	11/20/2015
10.18	Members Agreement dated July 24, 2015 among the Company, LC Strategic Realty, LLC, Christopher Naugle and Lorissa Naugle		10-Q	10.2	11/20/2015
10.19	Non-Competition Agreement dated July 24, 2015 among the Company, LC Strategic Realty, LLC and Christopher Naugle		10-Q	10.3	11/20/2015
10.2	Non-Competition Agreement dated July 24, 2015 among the Company, LC Strategic Realty, LLC and Lorissa Naugle		10-Q	10.4	11/20/2015
10.21	Securities Purchase Agreement dated July 24, 2015 among the Company, LC Strategic Holdings, LLC, Christopher Naugle and Lorissa Naugle		10-Q	10.5	11/20/2015
10.22	Members Agreement dated July 24, 2015 among the Company, LC Strategic Holdings, LLC, Christopher Naugle and Lorissa Naugle		10-Q	10.6	11/20/2015
10.23	Non-Competition Agreement dated July 24, 2015 among the Company, LC Strategic Holdings, LLC and Christopher Naugle		10-Q	10.7	11/20/2015
10.24	Non-Competition Agreement dated July 24, 2015 among the Company, LC Strategic Holdings, LLC and Lorissa Naugle		10-Q	10.8	11/20/2015
10.25	Agreement for Limited Waiver of Noncircumvention Provision, between the Company and Twinlab Consolidated Holdings, Inc., dated July 5, 2015		8-K	10.1	10/8/2015

Incorporated by reference
Exhibit		Filed			Filing
Number	Exhibit Description	herewith	Form	Exhibit	date
10.26	Amendment No. 1 to Agreement for Limited Waiver of Non-Circumvention Provision and to Compromise Agreement and Release, between the Company and Twinlab Consolidated Holdings, Inc., dated October 1, 2015		8-K	10.2	10/8/2015
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO	X
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO	X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO	X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE FINANCIAL GROUP, INC.

By: /s/ Darin R. Pastor

Darin R. Pastor, Chief Executive Officer

Date: May 2, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Darin R. Pastor	Chairman of the Board of Directors,	May 2, 2016
Darin R. Pastor	Chief Executive Officer (Principal Executive Officer)
/s/ Halford W. Johnson	Chief Financial Officer	May 2, 2016
Halford W. Johnson	(Principal Financial Officer)

CAPSTONE FINANCIAL GROUP, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Capstone Financial Group, Inc.

We have audited the accompanying statements of financial condition of Capstone Financial Group, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capstone Financial Group, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 3, substantially all of the Company’s investments are in common stock, call options and common stock warrants of one company, whose common stock is not actively traded. Also as discussed in Note 3, 100% of the Company’s investments are classified as Level 3 Fair Value Measurements at December 31, 2015 which have been valued by the Company’s Board of Directors in the absence of an active market. We have reviewed the procedures applied by the Company in valuing such investments and inspected underlying documentation; while in the circumstances, the procedures appear to be reasonable and the documentation appropriate, determination of fair values involves subjective judgment and ultimate amounts realized may significantly vary from values presently estimated. Our opinion is not modified with respect to this matter.

/s/ SQUAR MILNER LLP

(formerly Squar, Milner, Peterson, Miranda & Williamson, LLP)

San Diego, California

May 2, 2016

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	December 31, 2014
ASSETS
Financial instruments, at fair value	$13,161,718	$28,838,301
Cash	136,849	12,685
Note receivable	—	603,952
Prepaid expense	4,152	86,209
Furniture and equipment, net	12,645	6,500
Deposits	63,930	65,000
Total assets	$13,379,294	$29,612,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued expenses	$267,735	$48,547
Accrued interest payable - related party	135	4,431
Short term advances payable - related party	96,695	94,306
Note payable - related party	68,416	1,203,552
Deferred revenue	—	116,662
Put and call option liability	619,122	9,973,684
Income taxes payable	2,400	—
Deferred tax liability	4,552,107	6,742,723
Total liabilities	5,606,610	18,183,905

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 2,000,000,000 shares
authorized; 94,364,148 and 94,564,648 issued and outstanding as of December 31, 2015 and 2014, respectively	94,565	94,565
Treasury stock (500 shares of common stock at $2.03 per share, and
200,000 shares of common stock at $1.09 per share), at December 31, 2015	(219,426)	—
Additional paid-in capital	1,176,633	1,176,633
Retained earnings	6,720,912	10,157,544
Total stockholders' equity	7,772,684	11,428,742
Total liabilities and stockholders' equity	$13,379,294	$29,612,647

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2015	2014
Revenues
Services income	$116,662	$83,338
Other income	10,800	—
Interest income	14,460	36,585
	141,922	119,923
Expenses
Personnel	427,106	243,107
Professional fees	1,188,762	360,241
General and administrative	1,142,357	606,740
Forgiveness of receivable - related party	—	1,089,617
Interest expense - related party	10,859	20,916
	2,769,084	2,320,621

Realized and Unrealized (Loss) Gain on Financial Instruments
Realized (loss) gain on financial instruments, net	(5,417)	1,019,326
Unrealized (loss) gain on financial instruments, net	(2,993,872)	18,855,913
(Loss) gain on financial instruments, net	(2,999,289)	19,875,239

Net (loss) income before income taxes	(5,626,451)	17,674,541
(Benefit) provision for income taxes	(2,189,819)	6,743,523
Net (loss) income	$(3,436,632)	$10,931,018
Net (loss) income per share - basic and diluted	$(0.04)	$0.12
Weighted average shares outstanding -
basic and diluted	94,471,801	93,890,264

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENTS OF STOCKHOLDERS’ EQUITY

				Additional	Retained	Total
	Common Shares		Treasury	Paid-In	Earnings	Stockholders’
	Shares	Amount	Stock	Capital	(Deficit)	Equity

Balance, December 31, 2013	93,025,000	$93,025	$—	$1,353,677	$(773,474)	$673,228

February 25, 2014 Issuance of common stock for cash	488,237	488	—	414,512	—	415,000

May 8, 2014 Issuance of common stock for cash	412,000	412	—	349,788	—	350,200

August 29, 2014 Issuance of common stock for cash	437,647	438	—	371,562	—	372,000

Fourth quarter 2014 Issuance of common stock for cash	201,764	202	—	171,298	—	171,500

October 28, 2014 Deemed dividend	—	—	—	(1,484,204)	—	(1,484,204)

Net income	—	—	—	—	10,931,018	10,931,018

Balance, December 31, 2014	94,564,648	94,565	—	1,176,633	10,157,544	11,428,742

Treasury stock, at cost (200,000 shares at $1.09)	(200,000)	—	(218,411)	—	—	(218,411)

Treasury stock, at cost (500 shares at $2.03)	(500)	—	(1,015)	—	—	(1,015)

Net loss	—	—	—	—	(3,436,632)	(3,436,632)

Balance, December 31, 2015	94,364,148	$94,565	$(219,426)	$1,176,633	$6,720,912	$7,772,684

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

(FORMERLY CREATIVE APP SOLUTIONS, INC.)

STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,436,632)	$10,931,018
Adjustments to reconcile net (loss) income to net
cash used in operating activities:
Sale (purchase) of investments, net	3,322,732	(8,704)
Net change in unrealized loss (gain) on investment securities, net	2,993,872	(18,855,913)
Net change in realized (gain) on investment securities, net	5,417	—
Forgiveness of receivable - related party	—	1,089,617
Depreciation	2,138	333
(Increase) decrease in assets:
Note receivable	400,000	(600,000)
Accrued interest receivable - related party	—	(32,633)
Accrued interest receivable	(14,460)	(3,952)
Prepaid expense	82,057	76,282
Deposits	1,070	35,000
Increase (decrease) in liabilities:
Accounts payable	—	(12,973)
Income taxes payable	2,400	800
Accrued expenses	219,189	45,524
Accrued payroll liabilities	—	(10,537)
Accrued interest payable - related party	(4,296)	22,122
Deferred revenue	(116,662)	116,662
Deferred tax liability	(2,190,616)	6,742,723
Net cash provided by (used in) operating activities	1,266,209	(464,631)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(8,283)	—
Net cash used in investing activities	(8,283)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	—	1,308,700
Short term advances payable - related party	2,389	94,306
Net repayments on notes payable – related party	(1,135,136)	(925,690)
Purchase of treasury stock	(1,015)	—
Net cash (used in) provided by financing activities	(1,133,762)	477,316
Increase in cash	124,164	12,685
Cash at beginning of period	12,685	—
Cash at end of period	$136,849	$12,685

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash purchase of treasury stock in satisfaction of note receivable	$218,411	$—
Assets acquired in acquisition	$—	$(152,429)
Liabilities assumed in acquisition	$—	$1,636,633
Deemed dividend	$—	$(1,484,204)
Interest paid	$10,761	$43,534

See Accompanying Notes to Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

The business focus of Capstone Financial Group, Inc. (the "Company") is to invest in stock of other companies. The Company seeks to discover, unlock and grow value in privately-held or illiquid companies, including through the exercise of influence at a company in support of operational improvements and strategic initiatives. In some cases, the Company might be one of the largest shareholders of the other company.

The Company seeks to work with the management and boards of the other companies. While the Company does not manage the day-to-day operations of these companies, the Company seeks to maintain a thorough understanding of operations and perform continual evaluations of performance and prospects on an ongoing basis.

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

Market, Credit and Liquidity Risk

At December 31, 2015 and 2014 the majority of Company’s investments are focused in one entity, Twinlab Consolidated Holdings, Inc. Management believes that it will be able to liquidate a sufficient portion of its investment and/or raise additional capital to fund its obligations as and when they become due. However, no assurance can be given that market conditions in the future will continue to allow the Company to sell its investments in sufficient quantities to fund its obligations or to raise additional capital to do so.

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments of the Company trade in thin markets and throughout the year, depending upon market conditions, may be considered inactive. As a result, the market values can be more volatile and difficult to determine relative to other securities. In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, it may realize significantly less than the value at which it previously recorded its investments.

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

Investments

Investments primarily comprise strategic, non-controlling equity ownership interests in privately held businesses or public companies with very illiquid trading markets. These strategic investments are accounted for at fair value as determined by internal valuation guidelines and/or outside appraisals as there are no readily ascertainable fair market value prices in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946-10 and FASB ASC 820-10. Because the Company follows the financial accounting and reporting conventions of the investment company industry, it reports investments at estimated fair value.

FASB ASC 820-10-65-4 provides additional guidance for estimating fair value in accordance with FASB ASC 820-10 when the volume and level of market activity for the asset or liability have significantly decreased. FASB ASC 820-10-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. It acknowledges that in these circumstances quoted prices may not be determinative of fair value. FASB ASC 820-10-65-4 emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Under FASB ASC 820-10-65-4, quoted prices for assets or liabilities in inactive markets may require adjustment due to uncertainty as to whether the underlying transactions are orderly. There is little information, if any, to evaluate if individual transactions are orderly in an inactive market. Accordingly, the Company is required to evaluate the facts and circumstances to determine whether the transaction is orderly based on the weight of the evidence. FASB ASC 820-10-65-4 does not designate a specific method for adjusting a transaction or quoted price; however, it does provide guidance for determining how much weight to give a transaction or quoted price. Price quotes derived from transactions that are not orderly are not considered to be determinative of fair value and should be given less weight, if any, when estimating fair value. In the absence of observable market data at December 31, 2015, the Company's fair value measurements included assumptions about future cash flow and appropriately risk-adjusted discount rates that it believes market participants would make in orderly market transactions.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements and Valuation Methodologies

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

Generally, when the Company invests in common stocks that are traded on the NASDAQ Markets or over-the-counter markets (such as the OTCBB, OTCQB or OTC Pink marketplaces), such common stocks are valued at the last traded price. If there is no trade on a measurement date, the Company will typically value the common stock at the closing bid price. However, in certain circumstances, the closing trading price is not considered to be a fair indication of the value for which the Company can sell the common stock. In such cases, the common stock must be analyzed to determine what exit price the Company would receive when liquidating the position. Investments in non-marketable common stocks at December 31, 2015 and December 31, 2014 were valued based, in part, on subsequent transactions with unrelated third parties and at December 31, 2015 were valued by the Company with the assistance of an independent valuation consultant. These positions are classified as Level 3 securities by the Company.

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

Derivative financial instruments include call options and warrants at December 31, 2015 and December 31, 2014. Derivatives are accounted for at fair value with changes in fair value reported in operations. The significant unobservable inputs used in the fair value measurement of the Company’s derivative financial instruments include the underlying common stock, duration, volatility and discount rate, which are used in the option pricing model. Changes to any of those inputs in isolation would result in fluctuations in the fair value measurement.

Investment Transaction, Related Income and Expenses

Purchases and sales of investments are recorded on a trade-date basis. Realized gains and losses on investments are recognized on the first-in, first-out method. Dividend income on investments owned is recognized on the ex-dividend date, net of applicable withholding taxes.

Treasury Stock Purchases

The Company is authorized to repurchase shares of the Company’s common stock in private transactions from time to time. During 2015, the Company repurchased 200,500 shares at an aggregate cost of approximately $220,000, which included approximately $218,000 in satisfaction of an outstanding note receivable.

Revenue Recognition

The Company recognizes revenue for services when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the related service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is probable.

Earnings per Share

The Company follows FASB ASC 260 for earnings per share. Basic earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As of December 31, 2015 and 2014, there were no dilutive common shares equivalents outstanding.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration Risks

During the year ended December 31, 2015, the Company had $116,662 in revenue generated from one customer for consulting services and had interest income from one debtor of $14,460. During the year ended December 31, 2014, the Company had $83,338 in revenue generated from one customer for consulting services and had interest income from a related party of $36,585.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2015 the Company reviewed its tax positions and determined there were no outstanding or retroactive tax provisions with less than a 50% likelihood of being sustained upon examination by the taxing authorities.

The Company is required to file Federal and New York and California state income tax returns. The Company’s tax return status will remain open until a tax return has been filed.

Advertising costs

Advertising costs are expensed as incurred. For the years ended December 31, 2015 and 2014, advertising costs of $53,051 and $62,816, respectively, were included in general and administrative expenses.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 specifies a comprehensive model to be used in accounting for revenue arising from contracts with customers, and supersedes most of the current revenue recognition guidance, including industry specific guidance. It applies to all contracts with customers except those that are specifically within the scope of other FASB topics, and certain of its provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity's ordinary activities. The core principal of the model is that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the transferring entity expects to be entitled in exchange. To apply the revenue model, an entity will: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. For public companies, ASU 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. Upon adoption, entities can choose to use either a full retrospective or modified approach, as outlined in ASU 2014-09. As compared with current GAAP, ASU 2014-09 requires significantly more disclosures about revenue recognition. The Company has not yet assessed the potential impact of ASU 2014-09 on the financial statements.

In May 2015, the FASB issued amended guidance on the disclosures for investments in certain equities that calculate NAV per share (or its equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those years.

In February 2016, the FASB issued Accounting Standards update 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires a lessee to recognize a lease asset representing its right to use the underlying asset for the lease term, and a lease liability for the payments to be made to lessor, on its balance sheet for all operating leases greater than 12 months. ASU 2016-02 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has not yet adopted ASU 2016-02 nor assessed its potential impact on the financial statements.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS

The Company's financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting guidance. The following fair value hierarchy tables set forth the Company’s recurring fair value measurements at December 31, 2015 and December 31, 2014.

	Assets and Liabilities Measured at
	Fair Value on a Recurring Basis
	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Financial instruments, at fair value:
Common Stocks	$—	$—	$9,896,605	$9,896,605
Real Estate Company Investments	—	—	277,500	277,500
2014 Call Options	—	—	1,135,863	1,135,863
Series B Warrants	—	—	1,851,750	1,851,750
Total Financial instruments, at fair value	—	—	13,161,718	13,161,718
Total assets held at fair value	$—	$—	$13,161,718	$13,161,718

Liabilities
Financial instruments, at fair value:
Third Party Call Options	—	—	619,122	619,122
Total liabilities held at fair value	$—	$—	$619,122	$619,122

	Assets and Liabilities Measured at
	Fair Value on a Recurring Basis
	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Financial instruments, at fair value:
Common Stocks	$—	$—	$8,350,500	$8,350,500
2014 Call Options	—	—	6,312,801	6,312,801
Series A Warrants	—	—	9,947,368	9,947,368
Series B Warrants	—	—	4,227,632	4,227,632
Total Financial instruments owned, at fair value	—	—	28,838,301	28,838,301
Total assets held at fair value	$—	$—	$28,838,301	$28,838,301

Liabilities
Financial instruments, at fair value:
Warrant put option	—	—	9,973,684	9,973,684
Total liabilities held at fair value	$—	$—	$9,973,684	$9,973,684

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS (CONTINUED)

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS (CONTINUED)

Details of the Company’s recurring fair value measurements are as follow:

December 31, 2015	Cost	Estimated Fair Value	Unrealized Gain (Loss)
ASSETS
Common Stocks	$1,004,992	$9,896,605	$8,891,613
Real Estate Company Investments	277,500	277,500	—
2014 Call Options	450	1,135,863	1,135,413
Series B Warrants	—	1,851,750	1,851,750
	$1,282,942	$13,161,718	$11,878,776

LIABILITIES
Third-Party Call Options	$—	$(619,122)	$(619,122)

December 31, 2014	Cost	Estimated Fair Value	Unrealized Gain (Loss)
ASSETS
Common Stocks	$6,215	$8,350,500	$8,344,285
2014 Call Options	2,492	6,312,801	6,310,309
Series A Warrants	—	9,947,368	9,947,368
Series B Warrants	—	4,227,632	4,227,632
	$8,707	$28,838,301	$28,829,594

LIABILITIES
Warrant put options	$—	$(9,973,684)	$(9,973,684)

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS (CONTINUED)

For the year ended December 31, 2015, the Company recorded a net unrealized loss on financial instruments of $2,993,872 and a net realized loss on financial instruments of $5,417. For the year ended December 31, 2014, the Company recorded a net unrealized gain on financial instruments of $18,855,913 and a net realized gain on financial instruments of $1,019,326.

During the first quarter of 2014, the Company purchased shares in a company traded on the OTC Markets for a total of $2,919. The Company currently categorizes these holdings as Level 3 assets. As of December 31, 2015, this investment is carried at $0 value under management’s valuation guidelines.

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

Twinlab and the Company also entered into a Common Stock Put Agreement, dated as of September 30, 2014, as amended on December 15, 2014 (the “Put Agreement”). Pursuant to the Put Agreement, if the Company did not exercise the Series A Warrant by February 16, 2015 and thereafter at a rate of no less than 1,461,988 shares of Common Stock (“the Minimum Amount”) per month (the “Minimum Rate”) over the term of the Series A Warrant, Twinlab had the right (subject to certain conditions) to require the Company to exercise the Series A Warrant at the Minimum Rate for the duration of the Series A Warrant.

In 2015, the Company sold an aggregate of 3,976,647 units of Twinlab securities to various unrelated third party accredited investors. Each unit consisted of one share of (unrestricted) Twinlab common stock and a detachable call option to purchase from the Company, for $1.00 per share, one (restricted) share of Twinlab common stock. The term of each such call option was three years from the respective unit sale date and the call option was valued at $0.156 per call option.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS (CONTINUED)

In addition, in 2015, the Company sold an aggregate of 2,078,255 shares of Twinlab common stock (without any associated detachable call options) to various unrelated third party accredited investors, for $0.76 per share.

Twinlab and the Company entered into a Compromise Agreement and Release and an Amendment No. 1 to Series B Warrant, each dated as of May 28, 2015, pursuant to which, among other things: (a) the Company surrendered the entire remaining-unexercised portion of the Series A Warrant (51,973,684 warrants) and 4,368,421 of the warrants under the Series B Warrant; (b) the Put Agreement was terminated; (c) the remaining 18,000,000 warrants under the Series B Warrant were deemed divided into four tranches, each with an associated date beyond which it would no longer be exercisable: one tranche for 2,000,000 warrant shares (no longer exercisable after November 30, 2015; such tranche of warrants expired mostly unexercised), one for 4,000,000 warrant shares (no longer exercisable after March 31, 2016; see Note 8), one for 6,000,000 warrant shares (no longer exercisable after July 31, 2016) and another for 6,000,000 warrant shares (no longer exercisable after November 30, 2016); and (d) the Company granted Twinlab three contingent call options, at $0.01 per share, to acquire Twinlab shares from the Company to the extent that upon effective expiration of the second, third and fourth tranches the Company had not exercised the warrants within such tranches (the “Contingent Call Options”). The three Contingent Call Options would be for a number of Twinlab shares equal to 25% of such unexercised warrants (i.e., a maximum of 1,000,000 shares if the Company exercised no warrants from the second tranche, a maximum of 1,500,000 shares if the Company exercised no warrants from the third tranche and a maximum of 1,500,000 shares if the Company exercised no warrants from the fourth tranche). In addition, Twinlab could not exercise a Contingent Call Option unless it had satisfied such option’s “Liquidity Condition,” namely that for each of the three or four months before the tranche’s effective expiration date Twinlab must have a financial position sufficient to show a 1.15x fixed charge coverage ratio for a certain trailing period, all as defined by Twinlab’s Credit and Security Agreement dated January 22, 2015. Twinlab also agreed in the Compromise Agreement and Release that, given that the Company has identified, and may in the future identify, to Twinlab on a confidential basis persons to whom the Company might sell the Company’s Twinlab shares, Twinlab shall not, without the Company’s prior written consent, privately place Twinlab equity securities to any persons theretofore or thereafter first introduced to Twinlab by the Company; provided that Twinlab may, without the Company’s consent, privately place Twinlab equity securities to such a person at any time after the earlier of (a) the date the entire Series B Warrant has expired and/or been exercised, or (b) the first anniversary of such particular introduction.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS (CONTINUED)

On October 1, 2015, Twinlab and the Company entered into Amendment No. 1 to Agreement for Limited Waiver of Non-Circumvention Provision and to Compromise Agreement and Release, pursuant to which a prior agreement calling for contingent payments of cash and equity to the Company was amended to remove the Company’s right to any such contingent payments of cash and equity compensation, and in return the three Contingent Call Options were immediately cancelled.

As of December 31, 2015, the Company owned less than 10% of Twinlab’s outstanding common stock.

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables include a roll forward of the amounts for the year ended December 31, 2015 and for the year ended December 31, 2014 for financial instruments classified within Level 3.

Level 3 Recurring Fair Value Measurements

For the Twelve Months Ended December 31, 2015

							Third-Party
		Real Estate					Call
	Common	Company	2014 Call	Series A	Series B	Put Option	Option
	Stock	Investments	Options	Warrants	Warrants	Liability	Liability	Total
Fair value, net, December 31, 2014	$8,350,500	$—	$6,312,801	$9,947,368	$4,227,632	$(9,973,684)	$—	$18,864,617
Total gains (losses) included in earnings:
Unrealized losses	(981,132)	—	(5,176,938)	—	(4,242,666)	—	—	(10,400,736)
Unrealized gains	—	—	—	—	2,366,784	—	2,855	2,369,639
Realized gains (losses)	—	—	—	(9,823,026)	—	9,849,013	—	25,987
Exercises	—	—	—	(124,342)	—	124,671	—	329
Purchases (1)	6,505,820	277,500	—	—	—	—	—	6,783,320
Sales	(3,978,583)	—	—	—	(500,000)	—	(621,977)	(5,100,560)
Fair value, net, December 31, 2015	$9,896,605	$277,500	$1,135,863	$—	$1,851,750	$—	$(619,122)	$12,542,596
Unrealized gains (losses) still held, December 31, 2015	$8,891,613	$—	$1,135,413	$—	$1,851,750	$—	$(619,122)	11,259,654

[1]	Purchases of 1,315,790 shares of Twinlab common stock were made at various dates in 2015 at $0.76 per share (upon warrant exercises) and purchases of 7,244,500 shares of Twinlab common stock were made at various dates in 2015 for nominal consideration (upon call option exercises).

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS (CONTINUED)

Level 3 Recurring Fair Value Measurements

For the Twelve Months Ended December 31, 2014

							Third-Party
		Real Estate				Put	Call
	Common	Company	2014 Call	Series A	Series B	Option	Option
	Stock	Investments	Options	Warrants	Warrants	Liability	Liability	Total
Fair value, net, December 31, 2013	$—	$—	$—	$—	$—	$—	$—	$—
Total gains (losses) included in earnings:
Unrealized losses	—	—	—	—	—	(9,973,684)	—	(9,973,684)
Unrealized gains	7,327,142	—	6,310,178	9,947,368	4,227,632	—	—	27,812,320
Realized gains	1,019,326	—	—	—	—	—	—	1,019,326
Exercises	—	—	—	—	—	—	—	—
Purchases (1)	6,215	—	2,623	—	—	—	—	8,838
Sales	(2,183)	—	—	—	—	—	—	(2,183)
Fair value, net, December 31, 2014	$8,350,500	$—	$6,312,801	$9,947,368	$4,227,632	$(9,973,684)	$—	$18,864,617
Unrealized gains (losses) still held, December 31, 2014	$8,344,285	$—	$6,310,309	$9,947,638	$4,227,632	$(9,973,684)	$—	$18,855,910

[1]	Purchases of Twinlab common stock were made at various dates at $0.76 per share.

Quantitative information about the valuation techniques and unobservable inputs is required to be disclosed for certain recurring and nonrecurring fair value measurements.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and nonrecurring basis at December 31, 2015 and 2014.

	Quantitative Information about Level 3
	Fair Value Measurements at December 31, 2015
	Fair	Valuation	Unobservable	Range
	Value	Technique	Inputs
Assets
Common Stock	$9,896,605	Discounted cash flow Guideline company transactions method Guideline publicly-traded company method	Growth rate Risk premium factors Revenue multiple EBITDA multiple	13.00%-15.20% (2.50%)-7.00% 1.10-2.10 9.30-13.80
2014 Call Options	1,135,863	Discounted cash flow Guideline company transactions method Guideline publicly-traded company method	Growth rate Risk premium factors Revenue multiple EBITDA multiple	13.00%-15.20% (2.50%)-7.00% 1.10-2.10 9.30-13.80
Series B Warrants	1,851,750	Option pricing model	Duration Risk-free interest rate Volatility	0.25-0.92 years 0.16 – 0.62% 50%
Investment in Real Estate Companies	277,500	Recent transaction
Total assets held at fair value	$13,161,718

Liabilities
Call option liability	$619,122	Option pricing model	Duration Risk-free interest rate Volatility	2.23-2.40 years 1.12 – 1.16% 50%

Total liabilities held at fair value	$619,122

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS (CONTINUED)

	Quantitative Information about Level 3
	Fair Value Measurements at December 31, 2014
	Fair	Valuation	Unobservable	Range
	Value	Technique	Inputs
Assets
Common Stock	$8,350,500	Recent transactions	Price per share	$0.76
2014 Call Options	6,312,801	Recent transactions	Price per share	$0.76
Series A Warrants	9,947,368	Option pricing model
Series B Warrants	4,227,632	Option pricing model	Duration Risk-free interest rate Volatility	2 years 0.58% 44%
Total assets held at fair value	$28,838,301

Liabilities
Put and call option liability	$9,973,684	Option pricing model	Duration Risk-free interest rate Volatility	1.2 years 0.58% 44%

Total liabilities held at fair value	$9,973,684

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – NOTE RECEIVABLE

On November 14, 2014 the Company loaned $600,000 to Twinlab’s chief executive officer/controlling shareholder under an unsecured note due December 29, 2015 bearing interest at 5%. On June 26, 2015 the balance of the receivable on the note of $618,411 was repaid in the form of $400,000 cash and the surrender of 200,000 shares of Company common stock owned by the noteholder.

NOTE 5 – DEPOSITS

In 2015, the Company made a deposit of $63,930 toward an anticipated purchase transaction, which has not closed.

NOTE 6 – RELATED PARTY TRANSACTIONS

Deemed Dividend to Related Party; Forgiveness of Receivable - Related Party

On October 28, 2014, the Company entered into a transaction in which it acquired directly from Darin Pastor (the former sole shareholder of Affluent) certain fixed assets and prepaid expenses of Affluent amounting to $152,429 and assumed certain promissory notes of Affluent (which had been dissolved in April 2014) in favor of Darin Pastor with an aggregate outstanding principal balance of $1,636,633. In the transaction, liabilities exceeded assets transferred and a deemed dividend of $1,484,204 was recorded in additional paid-in capital. As the transaction was between related parties, the assets and liabilities transferred were recorded at their historical cost basis. In connection with such transaction, the crossing revolving lines of credit between the Company and Affluent were cancelled; the Company forgave its $1,089,617 net receivable thereunder and recorded a $1,089,617 loss.

Short-Term Advances from Related Party

After October 28, 2014 the Company’s controlling stockholder Darin Pastor made advances and direct-payments to assist the Company in covering expenses. In addition, the amounts of these advances and direct-payments are reimbursable to him upon his demand at any time. At December 31, 2015 and 2014, the unrepaid balance of such advances and direct-payments was $96,695 and $94,306, respectively.

Notes Payable to Related Party

On October 28, 2014, the Company entered into a transaction in which the Company acquired from Darin Pastor certain assets which had been assets of Affluent and assumed certain liabilities which had been liabilities of Affluent, including liabilities under demand notes in favor of Darin Pastor. At December 31, 2015 and 2014, the outstanding obligation (inclusive of accrued interest) on such assumed notes was $68,416 and $1,203,552, respectively. The interest rate on the demand notes is 2% per annum.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

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

At December 31, 2015 and 2014, the Company had cumulative federal operating loss carryforwards of $2,504,525 and $1,905,580, respectively, which begin to expire in 2032. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code under section 382. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

The Company recognizes deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income and tax-planning.

Components of net deferred taxes are as follows at December 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
Net operating loss carryforward	$1,766,444	$768,417
Net deferred tax assets	1,766,444	768,417

Deferred tax liabilities:
Unrealized gains	6,318,548	7,511,140
Net deferred tax liabilities	6,318,548	7,511,140
Total deferred tax liability, net	$4,552,105	$6,742,723

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES (CONTINUED)

A reconciliation between the statutory income tax rate and the effective income tax rate is as follows at December 31, 2015 and 2014:

	2015	2014
Federal statutory rate	34.0%	34.0%
State taxes, net of federal benefit	5.81%	4.15%
Change in valuation allowance	(0.09)%	0%
Effective tax rate	39.72%	38.15%

The components of income tax expense (benefit) for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Current tax expense (benefit)	$800	$800
Deferred tax expense (benefit)	(2,190,619)	6,742,723
Total income tax expense (benefit)	$(2,189,819)	$6,743,523

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Except as noted below, there are no events which require adjustments to, or disclosure in, the financial statements for the period ended December 31, 2015.

In February 2016, the Company sold 1,713,159 Twinlab shares to unrelated third parties for $1,302,000.

On March 31, 2016, a 4,000,000-warrants tranche of the Company’s Twinlab Series B Warrant expired unexercised.

-68-