Form 10-Q
period 2016-03-31
CAPSTONE FINANCIAL GROUP, INC.
filed 2016-06-08
CIK 1558432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of Common Stock, $0.001 par value, outstanding as of May 16, 2016 was 94,364,148 shares.

CAPSTONE FINANCIAL GROUP, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED

MARCH 31, 2016

PART I     Financial Information

Item 1.     Financial Statements

CAPSTONE FINANCIAL GROUP, INC.

CAPSTONE FINANCIAL GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2016	December 31, 2015
ASSETS
Financial instruments, at fair value	$11,280,330	$13,161,718
Cash	323,947	136,849
Salary advance - related party	300,000	—
Prepaid expense	3,322	4,152
Furniture and equipment, net	11,998	12,645
Deposits	63,930	63,930
Total assets	11,983,527	13,379,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued expenses	$286,698	$314,830
Accrued interest payable - related party	—	135
Short term advances payable - related party	29,700	49,600
Note payable - related party	—	68,416
Put and call option liability	608,731	619,122
Income taxes payable	6,602	2,400
Deferred tax liability	4,047,557	4,552,107
Total liabilities	4,979,288	5,606,610

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 2,000,000,000 shares authorized;
94,364,148 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	94,565	94,565
Treasury stock, $0.001 par value, 200,500 shares	(219,426)	(219,426)
Additional paid in capital	1,176,633	1,176,633
Retained earnings	5,952,467	6,720,912
Total stockholders' equity	7,004,239	7,772,684
Total liabilities and stockholders' equity	$11,983,527	$13,379,294

See Accompanying Notes to Unaudited Condensed Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2016	2015
Revenues
Services income	$—	$50,001
Other income	12,000	—
Interest income – related party	—	7,446
	12,000	57,447
Expenses
Personnel	170,908	43,387
Professional fees	92,602	260,998
General and administrative	447,941	156,708
Interest expense – related party	345	5,056
	711,796	466,149

Realized and Unrealized Gain (Loss) on Financial Instruments
Realized gain on financial instruments, net	1,302,000	1,460,160
Change in unrealized loss on financial instruments, net	(1,870,997)	(1,460,160)
Loss on financial instruments, net	(568,997)	—

Net loss before income taxes	(1,268,793)	(408,702)
Income tax benefit	(500,348)	—
Net loss	$(768,445)	$(408,702)
Net loss per share – basic and diluted	$(0.01)	$(0.00)
Weighted average shares outstanding – basic
and diluted	94,364,148	94,564,648

See Accompanying Notes to Unaudited Condensed Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

				Additional	Retained	Total
	Common Shares		Treasury	Paid in	Earnings	Stockholders’
	Shares	Amount	Stock	Capital	(Deficit)	Equity
Balance, January 1, 2016	94,364,148	$94,565	$(219,426)	$1,176,633	$6,720,912	$7,772,684

Net loss	—	—	—	—	(768,445)	(768,445)

Balance, March 31, 2016	94,364,148	$94,565	$(219,426)	$1,176,633	$5,952,467	$7,004,239

 See Accompanying Notes to Unaudited Condensed Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(768,445)	$(408,702)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Proceeds from sale of financial instruments	1,302,000	940,160
Net change in unrealized gain on financial instruments	1,870,997	1,460,160
Net realized gain on financial instruments	(1,302,000)	(1,460,160)
Depreciation	647	500
(Increase) decrease in assets:
Note receivable	—	(7,445)
Salary advance - related party	(300,000)	—
Prepaid expense	830	86,209
Increase (decrease) in liabilities:
Accrued taxes payable	4,202	—
Accrued expenses	(28,132)	(5,109)
Accrued interest payable – related party	(135)	5,055
Deferred revenue	—	(50,001)
Deferred tax liability	(504,550)	—
Net cash provided by operating activities	275,414	560,667

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments on short term advances – related party	(19,900)	—
Net repayments on notes payable – related party	(68,416)	(450,000)
Net cash used in financing activities	(88,316)	(450,000)
Net increase in cash	187,098	110,667
Cash at beginning of period	136,849	12,685
Cash at end of period	$323,947	$123,352

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$480	$—

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

Market, Credit and Liquidity Risk

At March 31, 2016 and December 31, 2015 the majority of Company’s investments are focused in one entity, Twinlab Consolidated Holdings, Inc. (“Twinlab”). Management believes that it will be able to liquidate a sufficient portion of its investment and/or raise additional capital to fund its obligations as and when they become due. However, no assurance can be given that market conditions in the future will continue to allow the Company to sell its investments in sufficient quantities to fund its obligations or to raise additional capital to do so.

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

Basis of Presentation

The accompanying financial statements have been prepared using the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the accounting and financial reporting conventions of the investment company industry and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the SEC on May 2, 2016. The unaudited condensed financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2016, the results of the Company’s operations for the three months period ended March 31, 2016 and the Company’s cash flows for the three months ended March 31, 2016. The results of operations for the three months period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FASB ASC 820-10-65-4 provides additional guidance for estimating fair value in accordance with FASB ASC 820-10 when the volume and level of market activity for the asset or liability have significantly decreased. FASB ASC 820-10-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. It acknowledges that in these circumstances quoted prices may not be determinative of fair value. FASB ASC 820-10-65-4 emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Under FASB ASC 820-10-65-4, quoted prices for assets or liabilities in inactive markets may require adjustment due to uncertainty as to whether the underlying transactions are orderly. There is little information, if any, to evaluate if individual transactions are orderly in an inactive market. Accordingly, the Company is required to evaluate the facts and circumstances to determine whether the transaction is orderly based on the weight of the evidence. FASB ASC 820-10-65-4 does not designate a specific method for adjusting a transaction or quoted price; however, it does provide guidance for determining how much weight to give a transaction or quoted price. Price quotes derived from transactions that are not orderly are not considered to be determinative of fair value and should be given less weight, if any, when estimating fair value. In the absence of observable market data at March 31, 2016 and December 31, 2015, the Company's fair value measurements included assumptions about future cash flow and appropriately risk-adjusted discount rates that it believes market participants would make in orderly market transactions.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The significant unobservable inputs used in the fair value measurement of the Company’s Level 3 common stocks are growth rate, risk premium, revenue multiples and EBITDA multiples. Increases or decreases in any of those inputs in isolation would result in a lower or higher fair value measurement, respectively.

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The significant unobservable inputs used in the fair value measurement of the Company’s warrants and call options includes the price of the underlying thinly traded common stock (determined based upon growth rate, risk premium, revenue multiples and EBITDA multiples), duration and discount rate and volatility. Increases or decreases in the premium-to-parity would result in a higher or lower fair value measurement, respectively.

Generally, when the Company invests in common stocks that are traded on the NASDAQ Markets or over-the-counter markets (such as the OTCBB, OTCQB or OTC Pink marketplaces), such common stocks are valued at the last traded price. If there is no trade on a measurement date, the Company will typically value the common stock at the closing bid price. However, in certain circumstances, the closing trading price is not considered to be a fair indication of the value for which the Company can sell the common stock. In such cases, the common stock must be analyzed to determine what exit price the Company would receive when liquidating the position. Investments in non-marketable common stocks at March 31, 2016 and December 31, 2015 were valued based, in part, on subsequent transactions with unrelated third parties and at December 31, 2015 were valued by the Company with the assistance of an independent valuation consultant. These positions are classified as Level 3 securities by the Company.

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

Derivative Financial Instruments

Derivative financial instruments include call options and warrants at March 31, 2016 and December 31, 2015. Derivatives are accounted for at fair value with changes in fair value reported in operations. The significant unobservable inputs used in the fair value measurement of the Company’s derivative financial instruments include the underlying common stock, duration, volatility and discount rate, which are used in the option pricing model. Changes to any of those inputs in isolation would result in fluctuations in the fair value measurement.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Earnings per Share

The Company follows FASB ASC 260 for earnings per share. Basic earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As of March 31, 2016 and 2015, there were no dilutive common shares equivalents outstanding.

Concentration Risks

During the quarter ended March 31, 2016, the Company had $12,000 of sublease income from two sublessees. During the quarter ended March 31, 2015, the Company had $50,001 in revenue generated from one customer for consulting services and had interest income from a related party of $7,446.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As of March 31, 2016 the Company reviewed its tax positions and determined there were no outstanding or retroactive tax provisions with less than a 50% likelihood of being sustained upon examination by the taxing authorities.

The Company is required to file Federal and New York and California state income tax returns. The Company’s tax return status will remain open until a tax return has been filed.

Advertising costs

Advertising costs are expensed as incurred. For the quarters ended March 31, 2016 and 2015, advertising costs of $14,930 and $21,170, respectively, were included in general and administrative expenses.

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

In May 2015, the FASB issued amended guidance on the disclosures for investments in certain equities that calculate net asset value per share (or its equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those years.

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS

The Company's financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting guidance. The following fair value hierarchy tables set forth the Company’s recurring fair value measurements at March 31, 2016 and December 31, 2015.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS (CONTINUED)

	Assets and Liabilities Measured at
	Fair Value on a Recurring Basis
	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Financial instruments, at fair value:
Common Stocks	$—	$—	$8,598,030	$8,598,030
Real Estate Company Investments	—	—	277,500	277,500
2014 Call Options	—	—	1,135,863	1,135,863
Series B Warrants	—	—	1,268,937	1,268,937
Total Financial instruments, at fair value	—	—	11,280,330	11,280,330
Total assets held at fair value	$—	$—	$11,280,330	$11,280,330

Liabilities
Financial instruments, at fair value:
Third Party Call Options	—	—	608,731	608,731
Total liabilities held at fair value	$—	$—	$608,731	$608,731

	Assets and Liabilities Measured at
	Fair Value on a Recurring Basis
	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Financial instruments, at fair value:
Common Stocks	$—	$—	$9,896,605	$9,896,605
Real Estate Company Investments	—	—	277,500	277,500
2014 Call Options	—	—	1,135,863	1,135,863
Series B Warrants	—	—	1,851,750	1,851,750
Total Financial instruments, at fair value	—	—	13,161,718	13,161,718
Total assets held at fair value	$—	$—	$13,161,718	$13,161,718

Liabilities
Financial instruments, at fair value:
Third Party Call Options	—	—	619,122	619,122
Total liabilities held at fair value	$—	$—	$619,122	$619,122

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Details of the Company’s recurring fair value measurements are as follow:

March 31, 2016	Cost	Estimated Fair Value	Unrealized Gain (Loss)
ASSETS
Common Stocks	$1,004,478	$8,598,030	$7,593,552
Real Estate Company Investments	277,500	277,500	—
2014 Call Options	450	1,135,863	1,135,413
Series B Warrants	—	1,268,937	1,268,937
	$1,282,428	$11,280,330	$9,997,902

LIABILITIES
Third-Party Call Options	$—	$(608,731)	$(608,731)

December 31, 2015	Cost	Estimated Fair Value	Unrealized Gain (Loss)
ASSETS
Common Stocks	$1,004,992	$9,896,605	$8,891,613
Real Estate Company Investments	277,500	277,500	—
2014 Call Options	450	1,135,863	1,135,413
Series B Warrants	—	1,851,750	1,851,750
	$1,282,942	$13,161,718	$11,878,776

LIABILITIES
Third Party Call Options	$—	$(619,122)	$(619,122)

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS (CONTINUED)

For the quarter ended March 31, 2016, the Company recorded a net unrealized loss on financial instruments of $1,870,997 and a net realized gain on financial instruments of $1,302,000. For the quarter ended March 31, 2015, the Company recorded a net unrealized loss on financial instruments of $1,460,160 and a net realized gain on financial instruments of $1,460,160.

During the first quarter of 2014, the Company purchased shares in a company traded on the OTC Markets for a total of $2,919. The Company currently categorizes these holdings as Level 3 assets. As of March 31, 2016, this investment is carried at $0 value under management’s valuation guidelines.

In August 2014, the Company purchased 10,987,500 split-adjusted shares of common stock of Twinlab in private transactions from 25 shareholders for total consideration of $3,296.  In November 2014, the Company sold 436,681 of these shares.

In August 2014, the Company purchased options to acquire 8,743,000 outstanding shares of Twinlab’s Common Stock (collectively, the “Call Options”) in a private transaction from 14 stockholders, for total consideration of $2,623. The Call Options exercise price is $0.0001 per share and the Call Options expired in August 2015. Such options were immediately exercisable and in February 2015, the Company exercised 7,244,500 of those options. As of March 31, 2016, the Company owns 1,498,500 of these options to acquire shares of Twinlab’s Common Stock.

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS (CONTINUED)

In addition, in 2015, the Company sold an aggregate of 2,078,255 shares of Twinlab common stock (without any associated detachable call options) to various unrelated third party accredited investors, for $0.76 per share.

In addition, in the first quarter of 2016, the Company sold an aggregate of 1,713,159 shares of Twinlab common stock (without any associated detachable call options) to various unrelated third party accredited investors, for $0.76 per share. As of March 31, 2016, the Company owns 11,343,048 shares of Twinlab’s Common Stock.

Twinlab and the Company entered into a Compromise Agreement and Release and an Amendment No. 1 to Series B Warrant, each dated as of May 28, 2015, pursuant to which, among other things: (a) the Company surrendered the entire remaining-unexercised portion of the Series A Warrant (51,973,684 warrants) and 4,368,421 of the warrants under the Series B Warrant; (b) the Put Agreement was terminated; (c) the remaining 18,000,000 warrants under the Series B Warrant were deemed divided into four tranches, each with an associated date beyond which it would no longer be exercisable: one tranche for 2,000,000 warrant shares (no longer exercisable after November 30, 2015; such tranche of warrants expired mostly unexercised), one for 4,000,000 warrant shares (expired on March 31, 2016), one for 6,000,000 warrant shares (no longer exercisable after July 31, 2016) and another for 6,000,000 warrant shares (no longer exercisable after November 30, 2016); and (d) the Company granted Twinlab three contingent call options, at $0.01 per share, to acquire Twinlab shares from the Company to the extent that upon effective expiration of the second, third and fourth tranches the Company had not exercised the warrants within such tranches (the “Contingent Call Options”). The three Contingent Call Options would be for a number of Twinlab shares equal to 25% of such unexercised warrants (i.e., a maximum of 1,000,000 shares if the Company exercised no warrants from the second tranche, a maximum of 1,500,000 shares if the Company exercised no warrants from the third tranche and a maximum of 1,500,000 shares if the Company exercised no warrants from the fourth tranche). In addition, Twinlab could not exercise a Contingent Call Option unless it had satisfied such option’s “Liquidity Condition,” namely that for each of the three or four months before the tranche’s effective expiration date Twinlab must have a financial position sufficient to show a 1.15x fixed charge coverage ratio for a certain trailing period, all as defined by Twinlab’s Credit and Security Agreement dated January 22, 2015. Twinlab also agreed in the Compromise Agreement and Release that, given that the Company has identified, and may in the future identify, to Twinlab on a confidential basis persons to whom the Company might sell the Company’s Twinlab shares, Twinlab shall not, without the Company’s prior written consent, privately place Twinlab equity securities to any persons theretofore or thereafter first introduced to Twinlab by the Company; provided that Twinlab may, without the Company’s consent, privately place Twinlab equity securities to such a person at any time after the earlier of (a) the date the entire Series B Warrant has expired and/or been exercised, or (b) the first anniversary of such particular introduction. As of immediately after the close of business on March 31, 2016, the Company held 12,000,000 warrants under the Series B Warrant.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2016, the Company owned less than 10% of Twinlab’s outstanding common stock.

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table includes a roll forward of the amounts for the quarter ended March 31, 2016 for financial instruments classified within Level 3.

Level 3 Recurring Fair Value Measurements

For the Three Months Ended March 31, 2016

	Common Stock	Real Estate Company Investments	2014 Call Options	Series B Warrants	Third-Party Call Options Liability	Total
Fair value, net, January 1, 2016	$9,896,605	$277,500	$1,135,863	$1,851,750	$(619,122)	$12,542,596
Unrealized gains (losses) included in earnings	—	—	—	(582,813)	10,391	(572,422)
Purchases	—	—	—	—	—	—
Sales	(1,298,575)	—	—	—	—	(1,298,575)
Settlements/exercises	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Fair value, net, March 31, 2016	$8,598,030	$277,500	$1,135,863	$1,268,937	$(608,731)	$10,671,599

Unrealized gains (losses) still held	$7,593,552	$—	$1,135,413	$1,268,937	$(608,731)	$9,389,171

Quantitative information about the valuation techniques and unobservable inputs is required to be disclosed for certain recurring and nonrecurring fair value measurements.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and nonrecurring basis at March 31, 2016 and December 31, 2015.

	Quantitative Information about Level 3
	Fair Value Measurements at March 31, 2016
	Fair	Valuation	Unobservable	Range
	Value	Technique	Inputs
Assets
Common Stock	$8,598,030	Discounted cash flow Guideline company transactions method Guideline publicly-traded company method	Growth rate Risk premium factors Revenue multiple EBITDA multiple	13.00%-15.20% (2.50%)-7.00% 1.10-2.10 9.30-13.80
2014 Call Options	1,135,863	Discounted cash flow Guideline company transactions method Guideline publicly-traded company method	Growth rate Risk premium factors Revenue multiple EBITDA multiple	13.00%-15.20% (2.50%)-7.00% 1.10-2.10 9.30-13.80
Series B Warrants	1,268,937	Option pricing model	Duration Risk-free interest rate Volatility	0.33-0.67 years 0.52%-0.62% 50%
Investment in Real Estate Companies	277,500	Recent transaction
Total assets held at fair value	$11,280,330

Liabilities
Call option liability	$608,731	Option pricing model	Duration Risk-free interest rate Volatility	2.0-2.2 years 0.73%-0.75% 50%

Total liabilities held at fair value	$608,731

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS (CONTINUED)

	Quantitative Information about Level 3
	Fair Value Measurements at December 31, 2015
	Fair	Valuation	Unobservable	Range
	Value	Technique	Inputs
Assets
Common Stock	$9,896,605	Discounted cash flow Guideline company transactions method Guideline publicly-traded company method	Growth rate Risk premium factors Revenue multiple EBITDA multiple	13.00%-15.20% (2.50%)-7.00% 1.10-2.10 9.30-13.80
2014 Call Options	1,135,863	Discounted cash flow Guideline company transactions method Guideline publicly-traded company method	Growth rate Risk premium factors Revenue multiple EBITDA multiple	13.00%-15.20% (2.50%)-7.00% 1.10-2.10 9.30-13.80
Series B Warrants	1,851,750	Option pricing model	Duration Risk-free interest rate Volatility	0.25-0.92 years 0.16%-0.62% 50%
Investment in Real Estate Companies	277,500	Recent transaction
Total assets held at fair value	$13,161,718

Liabilities
Call option liability	$619,122	Option pricing model	Duration Risk-free interest rate Volatility	2.23-2.40 years 1.12%-1.16% 50%

Total liabilities held at fair value	$619,122

In the first quarter of 2016, the Company sold an aggregate of 1,713,159 shares of Twinlab common stock to various unrelated third party accredited investors, in private transactions, for $0.76 per share. In addition, 4,000,000 of the Company’s warrants to purchase Twinlab common stock (for $0.76 per share) expired on March 31, 2016 in accordance with their terms.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 – RELATED PARTY TRANSACTIONS

Salary Advance to Related Party

In the first quarter of 2016 the Company paid salary amounts to two of its officers covering the second, third, and fourth quarters of 2016. As a result, the Company recorded a salary advance - related party of $300,000 at March 31, 2016 in connection with such payments.

Short-Term Advances from Related Party

After October 28, 2014 the Company’s controlling stockholder Darin Pastor made advances and direct-payments to assist the Company in covering expenses. In addition, the amounts of these advances and direct-payments are reimbursable to him upon his demand at any time. At March 31, 2016 and December 31, 2015, the unrepaid balance of such advances and direct-payments was $29,700 and $49,600, respectively.

Notes Payable to Related Party

On October 28, 2014, the Company entered into a transaction in which the Company acquired from Darin Pastor certain assets which had been assets of Affluent and assumed certain liabilities which had been liabilities of Affluent, including liabilities under demand notes in favor of Darin Pastor. The Company repaid these notes in their entirety on March 11, 2016. On December 31, 2015, the outstanding principal obligation on such assumed notes was $68,416. The interest rate on the demand notes was 2% per annum.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Income tax benefit for the three months ended March 31, 2016 was $500,348, which reflected an effective tax rate of 39.43%, which was greater than the federal statutory rate due to the state income tax expense.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The disclosures regarding the Company's unrecognized tax benefits at December 31, 2015 included in the Company's 2015 Annual Report on Form 10-K continue to be relevant for the period ended March 31, 2016 as to the Company’s unrecognized tax benefits at March 31, 2016.

NOTE 6 –SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Except as noted below, there are no events which require adjustments to, or disclosure in, the financial statements for the periods ended March 31, 2016.

In April 2016, the Company sold 394,737 Twinlab shares to unrelated third parties for $300,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on May 2, 2016, and in particular, the risks discussed under the caption “Risk Factors” in Part I Item 1A thereof, and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

On May 14, 2014, we effectively unwound the Affluent merger transaction, due to Affluent’s inability to produce audited financial statements as required and the change in our business focus. In October 2014, we acquired from Darin Pastor certain Affluent assets and assumed certain Affluent liabilities. (Affluent had been dissolved earlier in 2014.)

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

On September 30, 2014, Twinlab and we also entered into a Common Stock Put Agreement (as amended on December 15, 2014, the “Put Agreement”). Pursuant to the Put Agreement, if we did not exercise the Series A Warrant by February 16, 2015 and thereafter at a rate of no less than 1,461,988 shares of Twinlab common stock (the “Minimum Amount”) per month (the “Minimum Rate”) over the term of the Series A Warrant, Twinlab had the right (subject to certain conditions) to require us to exercise the Series A Warrant at the Minimum Rate for the duration of the Series A Warrant. In the event Twinlab exercised its right to require us to exercise the Series A Warrant, the purchase price per share of Twinlab common stock thereunder would have been $0.775. We did not exercise the “Minimum Amount” of shares per the Put Agreement. In April 2015 we exercised the Series A Warrant as to 657,895 Twinlab shares.

 On October 28, 2014, we entered into a transaction in which we acquired from Darin Pastor certain assets which had been assets of Affluent and assumed certain liabilities which had been liabilities of Affluent, including liabilities under notes in favor of Darin Pastor. At December 31, 2015, the outstanding principal amount of such assumed notes was $68,416. We completed the full repayment of such assumed notes on March 11, 2016. In addition, as part of the October 28, 2014 transaction we forgave the $1,089,617 net receivable from Darin Pastor under the crossing lines of credit entered into between Affluent and us in 2013, and the crossing lines of credit were cancelled. As a result of the October 28, 2014 transactions, we recorded an expense item of $1,089,617 and we were deemed to have paid a dividend to Darin Pastor in the amount of $1,484,204.

In November 2014, we sold 436,681 of our Twinlab shares for approximately $1,000,000.

During the three months ended March 31, 2015, we sold an aggregate of 3,976,647 units of Twinlab securities to various unrelated third party accredited investors. Each unit consisted of one share of (unrestricted) Twinlab common stock and a detachable call option (“Third-Party Call Options”) to purchase from us, for $1.00 per share, one (restricted) share of Twinlab common stock. The term of each such call option was three years from the respective unit sale date. In each case, the sale price per unit was $0.76 and the call option was valued at $0.156 per call option. (Our references to “unrestricted” shares mean free-trading shares, and our references to “restricted” shares mean shares that are not free-trading.).

In addition, in 2015 we sold 2,078,255 Twinlab shares (without any associated Third-Party Call Options) for $1,579,480.

In total, during 2015 we sold Twinlab securities for $4,601,732.

On May 28, 2015, we entered into a Compromise Agreement and Release and an Amendment No. 1 to Series B Warrant, each between Twinlab and us. Pursuant to these two agreements:

-	The Put Agreement was terminated.

-	We surrendered the entire remaining-unexercised portion of the Series A Warrant (51,973,684 warrants).

-	We surrendered 4,368,421 of the warrants under the Series B Warrant.

-	The remaining 18,000,000 warrants under the Series B Warrant were deemed divided into four tranches, each with an associated date beyond which it would no longer be exercisable: one tranche for 2,000,000 warrant shares (no longer exercisable after November 30, 2015); one for 4,000,000 warrant shares (no longer exercisable after March 31, 2016); one for 6,000,000 warrant shares (no longer exercisable after July 31, 2016); and another for 6,000,000 warrant shares (no longer exercisable after November 30, 2016);

-	We granted Twinlab three contingent call options, at $0.01 per share, to acquire Twinlab shares from us to the extent that upon effective expiration of the second, third and fourth tranches we had not exercised the warrants within such tranches (the “Contingent Call Options”). The three Contingent Call Options would be for a number of Twinlab shares equal to 25% of such unexercised warrants (i.e., a maximum of 1,000,000 shares if we exercised no warrants from the second tranche, a maximum of 1,500,000 shares if we exercised no warrants from the third tranche and a maximum of 1,500,000 shares if we exercised no warrants from the fourth tranche). In addition, Twinlab cannot exercise a Contingent Call Option unless it has satisfied such option’s “Liquidity Condition,” namely that for each of the three or four months before the tranche’s effective expiration date Twinlab must have a financial position sufficient to show a 1.15x fixed charge coverage ratio for a certain trailing period, all as defined by Twinlab’s Credit and Security Agreement dated January 22, 2015.

-	Given that we have identified, and may in the future identify, to Twinlab on a confidential basis persons to whom we might sell our Twinlab shares, Twinlab agreed that it shall not, without our prior written consent, privately place Twinlab equity securities to any persons theretofore or thereafter first introduced to Twinlab by us (the “Noncircumvention Provision”); provided that Twinlab may, without our consent, privately place Twinlab equity securities to such a person at any time after the earlier of (a) the date the entire Series B Warrant has expired and/or been exercised, or (b) the first anniversary of such particular introduction.

As a result of these two agreements, our investment position in Twinlab as of immediately after the two agreements was as follows:

-	We had no further potential cash obligation to Twinlab under the Put Agreement; an imminent cash obligation to Twinlab of approximately $40.8 million was thereby avoided.

-	We retained all of our 14,476,567 outstanding Twinlab shares (13,818,672 unrestricted, free-trading Twinlab shares and 657,895 restricted Twinlab shares).
	-	Later in 2015 (i.e., after May 28, 2015) we sold an additional 1,749,307 unrestricted, free-trading Twinlab shares to accredited investors.
	-	In the first quarter of 2016 we sold an additional 1,713,159 unrestricted, free-trading Twinlab shares to accredited investors.
	-	We obtained an additional 526,316 restricted Twinlab shares upon a partial exercise of the Series B Warrant on July 7, 2015.
	-	We obtained an additional 131,579 restricted Twinlab shares upon a partial exercise of the Series B Warrant on July 23, 2015.

-	Our obligations to our accredited-investor counterparties under the 3,976,647 Third-Party Call options continued unchanged.

-	We retained 18,000,000 warrants under the Series B Warrant, at an unchanged $0.76 per share exercise price, with effective expiration dates ranging from November 30, 2015 to November 30, 2016 (and with at least 14 months of remaining term for 12,000,000 of the warrants).
	-	We exercised 526,316 of such warrants on July 7, 2015.
	-	We exercised 131,579 of such warrants on July 23, 2015.
	-	1,342,105 of such warrants expired on November 30, 2015.
	-	4,000,000 of such warrants expired on March 31, 2016.

-	The Registration Rights Agreement remains in full force and effect to enable the Securities Act registration of all Twinlab shares issued upon exercise of the Series B Warrant.

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

During the three months ended March 31, 2016 we sold 1,713,159 Twinlab shares (without any associated Third-Party Call Options) for $1,302,000.

As of March 31, 2016 (and also giving effect to the March 31, 2016 expiration of 4,000,000 of the Series B Warrants), our position in Twinlab securities was as follows, and we had no contingent liabilities to Twinlab:

-	We held 11,343,048 outstanding Twinlab shares (10,356,206 unrestricted, free-trading Twinlab shares and 986,842 restricted Twinlab shares).

-	We held 12,000,000 warrants under the Series B Warrant, at a $0.76 per share exercise price, with effective expiration dates at July 31, 2016 (as to 6,000,000 of such warrants) and November 30, 2016 (as to the other 6,000,000 of such warrants).

-	The Registration Rights Agreement remains in full force and effect to enable the Securities Act registration of all Twinlab shares issued upon prior or future exercises of our Warrants.

-	We have a claim against third-party optionors for delivery to us of 1,498,500 Twinlab shares against the Call Options which they granted to us and which we have exercised.

-	We are contingently obligated to our accredited-investor counterparties under the 3,976,647 Third-Party Call options.

-	We have no actual or potential Put liability or Contingent Call Option liability.

At March 31, 2016, the fair value of the liability under the 3,976,647 Third-Party Call Options was recorded on our balance sheet at $608,731.

The determination of the fair value of our Twinlab stock and derivative securities as of March 31, 2016 is highly significant to our balance sheet and our income statement. In determining the fair value, our Board of Directors relied upon a valuation report dated March 2, 2016 by an independent third party valuation firm. This valuation report, which we commissioned, values Twinlab common stock at $0.758 per share as of December 31, 2015. Twinlab stock is essentially illiquid; accordingly, valuations such as FFG’s are opinions, and other observers might have valued Twinlab stock differently if they chose to emphasize other factors than FFG did. For example, Twinlab issued significant numbers of shares in the second half of 2015 at prices well below $0.758 per share. If we used in our financial statements a valuation of Twinlab stock (as of March 31, 2016) which was well below $0.758 per share, with corresponding valuations for our Twinlab derivative securities, our net assets as of March 31, 2016 would have been significantly reduced and we would have had a significantly larger net loss in the first quarter of 2016.

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

Results of Operations for the Quarterly Periods Ended March 31, 2016 and 2015

Revenues.  Total revenues (excluding gain and loss on investment securities) for the quarters ended March 31, 2016 and 2015 were $12,000 and $57,447. There was $12,000 of sublease income from two sublessees in the 2016 period. The 2015 period included services income of $50,001. Due to our current business focus, we do not expect to regularly generate material amounts of services income.

Realized and Unrealized Gain (Loss) on Financial Instruments. We recorded a $1,302,000 realized gain on financial instruments for the quarter ended March 31, 2016, as a result of our sales of Twinlab shares to third parties during the quarter for $1,302,000.

We also recorded a $1,870,997 change in unrealized loss on financial instruments for the quarter ended March 31, 2016, primarily as a result of the March 31, 2016 expiration of 4,000,000 of our Twinlab common stock warrants.

The overall net loss on financial instruments for the quarter was $568,997.

If our assessments/estimates of the fair value of our holdings of Twinlab securities change from quarter to quarter, there will be significant changes in our unrealized gain on such holdings, which in turn would result in significant gain or loss on our statement of operations for the quarter in question. At December 31, 2014, March 31, 2015 and June 30, 2015, our determination was that the fair value of Twinlab common stock was $0.76 per Twinlab share. However, at September 30, 2015, our determination was that the fair value of Twinlab common stock was $0.65 per Twinlab share and at December 31, 2015 and March 31, 2016, our determination was that the fair value of Twinlab common stock was $0.758 per Twinlab share. We ourselves continued to sell Twinlab shares for $0.76 in the first quarter of 2016.

We first acquired ownership of any Twinlab securities in the third quarter of 2014.

Personnel Expense.  Personnel expense for the quarters ended March 31, 2016 and 2015 was $170,908 and $43,387, respectively; the increase in 2016 was primarily due to salary payments of $360,000 to Darin Pastor and $40,000 to Tracy Pastor in the first quarter of 2016. These amounts are attributable to the entire 2016 year, so $100,000 of such amounts were recognized as personnel expense for the first quarter of 2016 and $300,000 of such amounts were recorded at March 31, 2016 as a salary advance - related party asset. Before 2016, we had held the salaries of our most senior officers at very low levels.

Professional Fees.  Professional fees for the quarters ended March 31, 2016 and 2015 were $92,602 and $260,998, respectively. The high figure for the 2015 period was primarily due to legal fees for preparing documents for production as required by legal process.

General and Administrative.  General and administrative expenses (excluding personnel expense and professional fees) for the quarters ended March 31, 2016 and 2015 were $447,941 and $156,708, respectively; the increase in 2016 was primarily due to overseas business development efforts and increased activities following our move to our East Amherst headquarters in May 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had $323,947 in cash and cash equivalents, Twinlab and other securities owned which we recorded at an $11,280,330 fair value, and $63,930 of deposits.  There is no active liquid public market for our Twinlab or other securities.

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

The March 31, 2016 balance sheet included a $608,371 liability item arising from the Third-Party Call Options we granted to certain accredited investors in connection with certain of our 2015 sales of Twinlab common stock to such investors. Our actual risk under the Third-Party Call Options would be magnified if, due to sales of Twinlab common stock and/or expiration of unexercised Series B Warrants, we do not have as many Twinlab shares and/or available Series B Warrants as the number of shares we could be obliged to deliver under the Third-Party Call Options (i.e., to the extent we in effect are “short” Twinlab shares). The expiration date of the Third-Party Call Options is a substantial number of months after the expiration of the Series B Warrants. If we wish to avoid being “short” Twinlab shares in the manner just described, it may be necessary for us to purchase and hold Twinlab shares through the expiration date of the Third-Party Call Options, which would tie up a large amount of otherwise available cash. If insufficient cash is available for this purpose, it may be necessary for us to run the risk of having what in effect is a short position.

The $4,047,557 deferred tax liability item on our March 31, 2016 balance sheet represents the income taxes we would owe if we sold, during tax years in which our taxable income levels were large enough to support such current income taxes, all the Twinlab securities which we held as of March 31, 2016, at a price resulting in realization of all of the unrealized gain we recorded for such assets on our balance sheet (based on our fair value assessment as of March 31, 2016). No such taxes would be actually payable unless and until after we sell the Twinlab securities, and the amount of actual taxes payable would depend on the actual sales prices.

From time to time after October 28, 2014 our controlling stockholder Darin Pastor has made advances and direct-payments to assist us in covering expenses; he is not obligated to make any such advances and direct-payments and there can be no assurance that any such advances and direct-payments will continue. In addition, the amounts of these advances and direct-payments are reimbursable to him upon his demand at any time. At March 31, 2016, $29,700 of such advances and direct-payments had not yet been reimbursed.

The entire $68,416 remaining balance on the notes payable to Darin Pastor, which we assumed as part of our October 2014 transaction involving assets and liabilities of the former Capstone Affluent Strategies, Inc., plus $19 of accrued but unpaid interest, was repaid on March 11, 2016.

We remind readers that our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by emerging companies. Also, our limited operating history makes predictions of future operating results and cash needs difficult to ascertain.

The following table provides detailed information about our net cash flow for the respective first three months of our 2016 and 2015 fiscal years.

	For the three month periods ended March 31,
	2016	2015
Net cash provided by operating activities	$275,414	$560,667
Net cash used in financing activities	(88,316)	(450,000)
Net increase in cash	187,098	110,667
Cash, beginning	136,849	12,685
Cash, ending	$323,947	$123,352

Operating activities

Net cash provided by operating activities was $275,414 for the first three months of 2016, despite our $768,445 after-tax net loss for that three months period. Although our sales of Twinlab securities in the first three months of 2016 generated $1,302,000 in cash proceeds, the $1,870,997 net change in unrealized gain on financial instruments, which was primarily due to the expiration of 4,000,000 of our Twinlab warrants, and the ($1,302,000) net change in realized gain on financial instruments were noncash items. Our determination was that the fair value of Twinlab common stock was $0.758 per share as of both March 31, 2016 and December 31, 2015.

For the first three months period of 2015, net cash provided by operating activities was $560,667 for the first three months of 2016, despite our $408,702 after-tax net loss for that three months period. Although our sales of Twinlab securities in the first three months of 2015 generated substantial cash proceeds, we did not record an overall net gain on financial instruments on such sales to the extent that the sales prices (ranging from $0.60 to $0.76 per share) were below or equal to the fair value we had determined for our Twinlab stock and at which we were carrying the Twinlab stock on our books.

Financing activities

Net cash used in financing activities in the first three months of 2016 was attributable to our our final repayment of notes owed to controlling stockholder Darin Pastor and to partial prepayment of Darin Pastor’s prior advances and direct-payments to assist us in covering expenses; he is not obligated to make any such advances and direct-payments and there can be no assurance that any such advances and direct-payments will continue. In addition, the amounts of these advances and direct-payments are reimbursable to him upon his demand at any time.

The net cash used in financing activities in the first three months of 2015 was attributable to repayments on notes payable to Darin Pastor.

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

As required by Rule 13a-15 under the Securities Exchange Act, as of March 31, 2016 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, who concluded that our disclosure controls and procedures are effective. The errors which required the restatement of financial statements and the amendments of periodic reports, as reported and summarized in our Current Report on Form 8-K filed on November 13, 2014 (as amended on November 24, 2014) and in such amendments and as further stated in the following paragraph of this item, were, in their judgment, not due to ineffectiveness of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework in 2014. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of March 31, 2016 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of March 31, 2016:

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

To attempt to remediate these material weaknesses (which have also been noted during previous quarterly assessments), we have in previous quarters increased (and plan to enhance in the future) our use of external accounting services, adopted in previous quarters (and plan to further adopt in the future) policies to improve timely reviews by management and coordination with accounting consultants, and are increasing our use of experienced corporate and securities legal counsel, and we plan to add financial department employees as our resource priorities allow. We believe these actions will continue to improve items (1), (2) and (3) noted above.

Changes in Internal Control Over Financial Reporting

No substantial changes in our internal control over financial reporting occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

This item is not applicable, as we are classified as a smaller reporting company. To better inform the readers of this Quarterly Report on Form 10-Q, however, we refer to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2016, and to certain other risks identified within this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no unregistered issuances of our securities during the quarter ended March 31, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

 (a) The following exhibits are included as part of this report:

Incorporated by reference
Exhibit		Filed			Filing
Number	Exhibit Description	herewith	Form	Exhibit	date
2.1	Stock Purchase Agreement dated September 6, 2013 between Ryan Faught and Darin Pastor		10-K	2.1	2/18/2015
2.2	Stock Purchase Agreement dated September 6, 2013 between Ryan Faught and George L. Schneider		10-K	2.2	2/18/2015
2.3	Agreement and Plan of Merger among the Company, Capstone Sub Co. and Capstone Affluent Strategies, Inc., dated December 13, 2013		8-K	2.1	12/13/2013
2.3.1	Articles of Merger filed January 15, 2014, between Capstone Sub Co. and Capstone Affluent Strategies, Inc.		8-K	3(i)(d)	1/16/2014
2.3.2	Rescission of Agreement and Plan of Merger among the Company, Capstone Sub Co. and Capstone Affluent Strategies, Inc.		8-K	10.1	5/1/2014
3.1	Articles of Incorporation of Creative App Solutions, Inc. dated July 10, 2012		S-1	3(i)(a)	10/17/2012
3.1.1	Certificate of Amendment to Articles of Incorporation filed August 26, 2013		8-K	3(i)(a)	8/29/2013
3.1.2	Certificate of Change filed September 6, 2013		8-K	3(i)(c)	9/12/2013
3.2	Bylaws		S-1	3(ii)	10/17/2012
3.2.1	Amended Bylaws, adopted August 26, 2013		10-K	3.2.1	2/18/2015
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO	X
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO	X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO	X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE FINANCIAL GROUP, INC.

By: /s/ Darin R. Pastor

Darin R. Pastor, Chief Executive Officer

Date: June 8, 2016

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Darin R. Pastor	Chairman of the Board of Directors,	June 8, 2016
Darin R. Pastor	Chief Executive Officer (Principal Executive Officer)
/s/ Halford W. Johnson	Chief Financial Officer	June 8, 2016
Halford W. Johnson	(Principal Financial Officer and Principal Accounting Officer)

-44-