Form 10-Q
period 2016-06-30
CAPSTONE FINANCIAL GROUP, INC.
filed 2016-09-01
CIK 1558432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of Common Stock, $0.001 par value, outstanding as of August 26, 2016 was 95,628,854 shares.

CAPSTONE FINANCIAL GROUP, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED

JUNE 30, 2016

PART I     Financial Information

Item 1.     Financial Statements

CAPSTONE FINANCIAL GROUP, INC.

CAPSTONE FINANCIAL GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2016	December 31, 2015
ASSETS
Financial instruments, at fair value	$10,402,624	$13,161,718
Cash	102,282	136,849
Salary advance - related party	200,000	—
Prepaid expense	81,997	4,152
Furniture and equipment, net	11,350	12,645
Deposits	63,930	63,930
Total assets	10,862,183	13,379,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued expenses	$304,049	$314,830
Accrued interest payable - related party	—	135
Short term advances payable - related party	165,257	49,600
Note payable - related party	—	68,416
Put and call option liability	550,544	619,122
Income taxes payable	3,200	2,400
Deferred tax liability	3,325,544	4,552,107
Total liabilities	4,348,594	5,606,610

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 2,000,000,000 shares authorized;
94,364,148 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	94,565	94,565
Common stock subscribed but not issued (789,473 shares)	600,000	—
Treasury stock, $0.001 par value, 200,500 shares	(219,426)	(219,426)
Additional paid in capital	1,176,633	1,176,633
Retained earnings	4,861,817	6,720,912
Total stockholders' equity	6,513,589	7,772,684
Total liabilities and stockholders' equity	$10,862,183	$13,379,294

See Accompanying Notes to Unaudited Condensed Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Revenues
Services income	$—	50,001	$—	$100,002
Other income	3,600	—	15,600	—
Interest income – related party	—	7,014	—	14,460
	3,600	57,015	15,600	114,462
Expenses
Personnel	180,952	48,158	351,860	91,545
Professional fees	443,683	340,596	536,286	601,594
General and administrative	825,508	151,617	1,273,448	308,325
Interest expense – related party	—	3,468	345	8,524
	1,450,143	543,839	2,161,939	1,009,988

Realized and Unrealized Gain (Loss) on Financial Instruments
Realized gain (loss) on financial instruments, net	449,823	(2,286,616)	1,751,309	(826,456)
Change in unrealized gain (loss) on financial instruments, net	(819,342)	(395,876)	(2,689,825)	(1,856,036)
Loss on financial instruments, net	(369,519)	(2,682,492)	(938,516)	(2,682,492)

Net loss before income taxes	(1,816,062)	(3,169,316)	(3,084,855)	(3,578,018)
Income tax benefit	(725,412)	(1,443,046)	(1,225,760)	(1,443,046)
Net loss	$(1,090,650)	$(1,726,270)	$(1,859,095)	$(2,134,972)
Net loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.02)
Weighted average shares outstanding – basic
and diluted	94,364,148	94,553,659	93,364,148	94,559,123

See Accompanying Notes to Unaudited Condensed Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

			Common Stock		Additional		Total
	Common Shares		Subscribed	Treasury	Paid in	Retained	Stockholders’
	Shares	Amount	Unissued	Stock	Capital	Earnings	Equity
Balance, January 1, 2016	94,364,148	$94,565	—	$(219,426)	$1,176,633	$6,720,912	$7,772,684

Net loss	—	—	—	—	—	(768,445)	(768,445)

Balance March 31, 2016	94,364,148	94,565	—	(219,426)	1,176,633	5,952,467	7,004,239

Common Stock subscribed but not issued (789,473 shares) see Note 6	—	—	600,000	—	—	—	600,000
Net loss	—	—	—	—	—	(1,090,650)	(1,090,650)

Balance, June 30, 2016	94,364,148	$94,565	$600,000	$(219,426)	$1,176,633	$4,861,817	$6,513,589

See Accompanying Notes to Unaudited Condensed Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,859,095)	$(2,134,972)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Proceeds from sale of financial instruments	1,752,000	2,754,860
Net change in unrealized gain on financial instruments	2,689,825	1,856,036
Net realized (loss) gain on financial instruments	(1,751,309)	826,456
Depreciation	1,295	1,000
(Increase) decrease in assets:
Note receivable	—	400,000
Accrued interest receivable – related party	—	(14,459)
Salary advance - related party	(200,000)	—
Prepaid expense	(77,845)	65,282
Deposits	—	(20,000)
Increase (decrease) in liabilities:
Accrued taxes payable	800	201,607
Accrued expenses	(10,781)	9,273
Accrued interest payable – related party	(135)	8,523
Deferred revenue	—	(100,002)
Deferred tax liability	(1,226,563)	(1,644,653)
Net cash (used in) provided by operating activities	(681,808)	2,208,951

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	—	(2,039)
Net cash used in investing activities	—	(2,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments on short term advances – related party	115,657	(9,175)
Net repayments on notes payable – related party	(68,416)	(650,000)
Common stock subscribed – unissued	600,000	—
Net cash provided by (used in) financing activities	647,241	(659,175)
Net (decrease) increase in cash	(34,567)	1,547,737
Cash at beginning of period	136,849	12,685
Cash at end of period	$102,282	$1,560,422

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$480	$—
Noncash purchase of treasury stock	$—	$218,411

See Accompanying Notes to Unaudited Condensed Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Capstone Financial Group, Inc. (the "Company") is a diversified company whose primary business focuses going forward include (a) to invest in stock of other companies, (b) to identify, pursue and capitalize on opportunities in the minerals and agricultural commodities industries and (c) overseas commercial lending.

Until the second quarter of 2016, the Company considered its primary business focus to be investing its own capital to acquire the outstanding equity securities of other companies. The Company sought, and seeks to discover, unlock and grow value in privately-held or illiquid companies.

The Company sought, and seeks, to work with the management and boards of the other companies. While the Company does not manage the day-to-day operations of these companies, the Company sought, and seeks, to maintain a thorough understanding of operations and perform continual evaluations of performance and prospects on an ongoing basis.

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

Market, Credit and Liquidity Risk

At June 30, 2016 and December 31, 2015 the majority of Company’s investments are focused in one entity, Twinlab Consolidated Holdings, Inc. (“Twinlab”). Management believes that it will be able to liquidate a sufficient portion of its investment and/or raise additional capital to fund its obligations as and when they become due. However, no assurance can be given that market conditions in the future will continue to allow the Company to sell its investments in sufficient quantities to fund its obligations or to raise additional capital to do so.

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

Basis of Presentation

The accompanying financial statements have been prepared using the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the accounting and financial reporting conventions of the investment company industry and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the SEC on May 2, 2016. The unaudited condensed financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2016, the results of the Company’s operations for the three months and six months periods ended June 30, 2016 and the Company’s cash flows for the six months ended June 30, 2016. The results of operations for the three months and six months periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FASB ASC 820-10-65-4 provides additional guidance for estimating fair value in accordance with FASB ASC 820-10 when the volume and level of market activity for the asset or liability have significantly decreased. FASB ASC 820-10-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. It acknowledges that in these circumstances quoted prices may not be determinative of fair value. FASB ASC 820-10-65-4 emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Under FASB ASC 820-10-65-4, quoted prices for assets or liabilities in inactive markets may require adjustment due to uncertainty as to whether the underlying transactions are orderly. There is little information, if any, to evaluate if individual transactions are orderly in an inactive market. Accordingly, the Company is required to evaluate the facts and circumstances to determine whether the transaction is orderly based on the weight of the evidence. FASB ASC 820-10-65-4 does not designate a specific method for adjusting a transaction or quoted price; however, it does provide guidance for determining how much weight to give a transaction or quoted price. Price quotes derived from transactions that are not orderly are not considered to be determinative of fair value and should be given less weight, if any, when estimating fair value. In the absence of observable market data at June 30, 2016 and December 31, 2015, the Company's fair value measurements included assumptions about future cash flow and appropriately risk-adjusted discount rates that it believes market participants would make in orderly market transactions.

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

Generally, when the Company invests in common stocks that are traded on the NASDAQ Markets or over-the-counter markets (such as the OTCBB, OTCQB or OTC Pink marketplaces), such common stocks are valued at the last traded price. If there is no trade on a measurement date, the Company will typically value the common stock at the closing bid price. However, in certain circumstances, the closing trading price is not considered to be a fair indication of the value for which the Company can sell the common stock. In such cases, the common stock must be analyzed to determine what exit price the Company would receive when liquidating the position. Investments in non-marketable common stocks at June 30, 2016 and December 31, 2015 were valued based, in part, on subsequent transactions with unrelated third parties and at December 31, 2015 were valued by the Company with the assistance of an independent valuation consultant. These positions are classified as Level 3 securities by the Company.

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

Derivative Financial Instruments

Derivative financial instruments include call options and warrants at June 30, 2016 and December 31, 2015. Derivatives are accounted for at fair value with changes in fair value reported in operations. The significant unobservable inputs used in the fair value measurement of the Company’s derivative financial instruments include the underlying common stock, duration, volatility and discount rate, which are used in the option pricing model. Changes to any of those inputs in isolation would result in fluctuations in the fair value measurement.

Investment Transaction, Related Income and Expenses

Purchases and sales of investments are recorded on a trade-date basis. Realized gains and losses on investments are recognized on the first-in, first-out method. Dividend income on investments owned is recognized on the ex-dividend date, net of applicable withholding taxes.

Treasury Stock Purchases

The Company is authorized to repurchase shares of the Company’s common stock in private transactions from time to time. The Company records treasury stock purchases at cost. Any treasury stock removed from treasury is valued at cost using the average cost method.

Revenue Recognition

The Company recognizes revenue for services when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the related service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is probable.

Earnings per Share

Basic earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As of June 30, 2016 and 2015, there were no dilutive common shares equivalents outstanding.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration Risks

During the quarter and six months ended June 30, 2016, the Company had $3,600 and $15,600, respectively, of sublease income from two sublessees. During the quarter and six months ended June 30, 2015, the Company had $50,001 and $100,002, respectively, in revenue generated from one customer for consulting services and had interest income from a related party of $7,014 and $14,460, respectively.

Income Taxes

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As of June 30, 2016 the Company reviewed its tax positions and determined there were no outstanding or retroactive tax provisions with less than a 50% likelihood of being sustained upon examination by the taxing authorities.

The Company is required to file Federal and New York and California state income tax returns. The Company’s tax return status will remain open until a tax return has been filed.

Advertising costs

Advertising costs are expensed as incurred. For the quarter and six months period ended June 30, 2016, advertising costs of $330 and $15,215, respectively, were included in general and administrative expenses. For the quarter and six months period ended June 30, 2015, advertising costs of $15,120 and $36,290, respectively, were included in general and administrative expenses.

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

In May 2015, the FASB issued amended guidance on the disclosures for investments in certain equities that calculate net asset value per share (or its equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those years. As of June 30, 2016, the Company does not own any investments in equities that calculate net asset value per share (or its equivalent).

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS

The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy in accordance with accounting guidance. The following fair value hierarchy tables set forth the Company’s recurring fair value measurements at June 30, 2016 and December 31, 2015.

	Assets and Liabilities Measured at
	Fair Value on a Recurring Basis
	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Financial instruments, at fair value:
Common Stocks	$—	$—	$8,149,214	$8,149,214
Real Estate Company Investments	—	—	277,500	277,500
2014 Call Options	—	—	1,135,863	1,135,863
Series B Warrants	—	—	840,047	840,047
Total Financial instruments, at fair value	—	—	10,402,624	10,402,624
Total assets held at fair value	$—	$—	$10,402,624	$10,402,624

Liabilities
Financial instruments, at fair value:
Third Party Call Options	—	—	550,544	550,544
Total liabilities held at fair value	$—	$—	$550,544	$550,544

	Assets and Liabilities Measured at
	Fair Value on a Recurring Basis
	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Financial instruments, at fair value:
Common Stocks	$—	$—	$9,896,605	$9,896,605
Real Estate Company Investments	—	—	277,500	277,500
2014 Call Options	—	—	1,135,863	1,135,863
Series B Warrants	—	—	1,851,750	1,851,750
Total Financial instruments, at fair value	—	—	13,161,718	13,161,718
Total assets held at fair value	$—	$—	$13,161,718	$13,161,718

Liabilities
Financial instruments, at fair value:
Third Party Call Options	—	—	619,122	619,122
Total liabilities held at fair value	$—	$—	$619,122	$619,122

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

Details of the Company’s recurring fair value measurements are as follow:

June 30, 2016	Cost	Estimated Fair Value	Unrealized Gain (Loss)
ASSETS
Common Stocks	$1,004,300	$8,149,214	$7,144,914
Real Estate Company Investments	277,500	277,500	—
2014 Call Options	450	1,135,863	1,135,413
Series B Warrants	—	840,047	840,047
	$1,282,250	$10,402,624	$9,120,374

LIABILITIES
Third-Party Call Options	$—	$(550,544)	$(550,544)

December 31, 2015	Cost	Estimated Fair Value	Unrealized Gain (Loss)
ASSETS
Common Stocks	$1,004,992	$9,896,605	$8,891,613
Real Estate Company Investments	277,500	277,500	—
2014 Call Options	450	1,135,863	1,135,413
Series B Warrants	—	1,851,750	1,851,750
	$1,282,942	$13,161,718	$11,878,776

LIABILITIES
Third Party Call Options	$—	$(619,122)	$(619,122)

For the quarter ended June 30, 2016, the Company recorded a net change in unrealized gain/(loss) on financial instruments of $(819,342) and a net realized gain on financial instruments of $449,823. For the quarter ended June 30, 2015, the Company recorded a net change in unrealized gain on financial instruments of $(395,876) and a net realized loss on financial instruments of $2,286,616.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS (CONTINUED)

For the six months period ended June 30, 2016, the Company recorded a change in net unrealized gain on financial instruments of $(2,689,825) and a net realized gain on financial instruments of $1,751,309. For the six months period ended June 30, 2015, the Company recorded a change in net unrealized gain/(loss) on financial instruments of $(1,856,036) and a net realized loss on financial instruments of $826,456.

During the first quarter of 2014, the Company purchased shares in a company traded on the OTC Markets for a total of $2,919. The Company currently categorizes these holdings as Level 3 assets. As of June 30, 2016, this investment is carried at $0 value under management’s valuation guidelines.

In August 2014, the Company purchased 10,987,500 split-adjusted shares of common stock of Twinlab in private transactions from 25 shareholders for total consideration of $3,296.  In November 2014, the Company sold 436,681 of these shares.

In August 2014, the Company purchased options to acquire 8,743,000 outstanding shares of Twinlab’s Common Stock (collectively, the “Call Options”) in a private transaction from 14 stockholders, for total consideration of $2,623. The Call Options exercise price is $0.0001 per share and the Call Options expired in August 2015. Such options were immediately exercisable and in February 2015, the Company exercised 7,244,500 of those options. As of June 30, 2016, the Company owns 1,498,500 of these options to acquire shares of Twinlab’s Common Stock.

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS (CONTINUED)

In addition, in the first quarter of 2016, the Company sold an aggregate of 1,713,159 shares of Twinlab common stock (without any associated detachable call options) to various unrelated third party accredited investors, for $0.76 per share. In the second quarter of 2016, the Company sold an aggregate of 592,106 shares of Twinlab common stock (without any associated detachable call options) to various unrelated third party accredited investors, for $0.76 per share. As of June 30, 2016, the Company owned 10,750,942 shares of Twinlab’s common stock.

Twinlab and the Company entered into a Compromise Agreement and Release and an Amendment No. 1 to Series B Warrant, each dated as of May 28, 2015, pursuant to which, among other things: (a) the Company surrendered the entire remaining-unexercised portion of the Series A Warrant (51,973,684 warrants) and 4,368,421 of the warrants under the Series B Warrant; (b) the Put Agreement was terminated; (c) the remaining 18,000,000 warrants under the Series B Warrant were deemed divided into four tranches, each with an associated date beyond which it would no longer be exercisable: one tranche for 2,000,000 warrant shares (no longer exercisable after November 30, 2015; such tranche of warrants expired mostly unexercised), one for 4,000,000 warrant shares (expired on March 31, 2016), one for 6,000,000 warrant shares (no longer exercisable after July 31, 2016) and another for 6,000,000 warrant shares (no longer exercisable after November 30, 2016); and (d) the Company granted Twinlab three contingent call options, at $0.01 per share, to acquire Twinlab shares from the Company to the extent that upon effective expiration of the second, third and fourth tranches the Company had not exercised the warrants within such tranches (the “Contingent Call Options”). The three Contingent Call Options would be for a number of Twinlab shares equal to 25% of such unexercised warrants (i.e., a maximum of 1,000,000 shares if the Company exercised no warrants from the second tranche, a maximum of 1,500,000 shares if the Company exercised no warrants from the third tranche and a maximum of 1,500,000 shares if the Company exercised no warrants from the fourth tranche). In addition, Twinlab could not exercise a Contingent Call Option unless it had satisfied such option’s “Liquidity Condition,” namely that for each of the three or four months before the tranche’s effective expiration date Twinlab must have a financial position sufficient to show a 1.15x fixed charge coverage ratio for a certain trailing period, all as defined by Twinlab’s Credit and Security Agreement dated January 22, 2015. Twinlab also agreed in the Compromise Agreement and Release that, given that the Company has identified, and may in the future identify, to Twinlab on a confidential basis persons to whom the Company might sell the Company’s Twinlab shares, Twinlab shall not, without the Company’s prior written consent, privately place Twinlab equity securities to any persons theretofore or thereafter first introduced to Twinlab by the Company; provided that Twinlab may, without the Company’s consent, privately place Twinlab equity securities to such a person at any time after the earlier of (a) the date the entire Series B Warrant has expired and/or been exercised, or (b) the first anniversary of such particular introduction. As of June 30, 2016, the Company held 12,000,000 warrants under the Series B Warrant.

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS (CONTINUED)

As of June 30, 2016, the Company’s position in Twinlab securities was as follows, and the Company had no contingent liabilities to Twinlab:

-	The Company held 10,750,942 outstanding Twinlab shares (9,764,100 unrestricted, free-trading Twinlab shares and 986,842 restricted Twinlab shares).
-	The Company held 12,000,000 warrants under the Series B Warrant, at a $0.76 per share exercise price, with effective expiration dates at July 31, 2016 (as to 6,000,000 of such warrants) and November 30, 2016 (as to the other 6,000,000 of such warrants).
-	A Registration Rights Agreement remains in full force and effect to enable the Securities Act registration of all Twinlab shares issued upon prior or future exercises of the Company’s Warrants.
-	The Company has a claim against third-party optionors for delivery to the Company of 1,498,500 Twinlab shares against the Call Options which they granted to the Company and which the Company has exercised.
-	The Company is contingently obligated to deliver Twinlab shares to its accredited-investor counterparties under the 3,976,647 detachable call options, if and when the detachable call options are exercised.
-	The Company has no actual or potential Put liability or Contingent Call Option liability.

As of June 30, 2016, the Company owned less than 10% of Twinlab’s outstanding common stock.

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

The following table includes a roll forward of the amounts for the quarter ended June 30, 2016 for financial instruments classified within Level 3.

Level 3 Recurring Fair Value Measurements

For the Three Months Ended June 30, 2016

	Common Stock	Real Estate Company Investments	2014 Call Options	Series B Warrants	Third-Party Call Options Liability	Total
Fair value, net, April 1, 2016	$8,598,030	$277,500	$1,135,863	$1,268,937	$(608,731)	$10,671,599
Unrealized gains (losses) included in earnings	1,184	—	—	(428,890)	58,187	(369,519)
Purchases	—	—	—	—	—	—
Sales	(450,000)	—	—	—	—	(450,000)
Settlements/exercises	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Fair value, net, June 30, 2016	$8,149,214	$277,500	$1,135,863	$840,047	$(550,544)	$9,852,080

Unrealized gains (losses) still held	$7,144,914	$—	$1,135,413	$840,047	$(550,544)	$8,569,830

Level 3 Recurring Fair Value Measurements

For the Six Months Ended June 30, 2016

	Common Stock	Real Estate Company Investments	2014 Call Options	Series B Warrants	Third-Party Call Options Liability	Total
Fair value, net, January 1, 2016	$9,896,605	$277,500	$1,135,863	$1,851,750	$(619,122)	$12,542,596
Unrealized gains (losses) included in earnings	4,609	—	—	(1,011,703)	68,578	(938,516)
Purchases	—	—	—	—	—	—
Sales	(1,752,000)	—	—	—	—	(1,752,000)
Settlements/exercises	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Fair value, net, June 30, 2016	$8,149,214	$277,500	$1,135,863	$840,047	$(550,544)	$9,852,080

Unrealized gains (losses) still held	$7,144,914	$—	$1,135,413	$840,047	$(550,544)	$8,569,830

Quantitative information about the valuation techniques and unobservable inputs is required to be disclosed for certain recurring and nonrecurring fair value measurements.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and nonrecurring basis at June 30, 2016 and December 31, 2015.

	Quantitative Information about Level 3
	Fair Value Measurements at June 30, 2016
	Fair	Valuation	Unobservable	Range
	Value	Technique	Inputs
Assets
Common Stock	$8,149,214	Discounted cash flow Guideline company transactions method Guideline publicly-traded company method	Growth rate Risk premium factors Revenue multiple EBITDA multiple	13.00%-15.20% (2.50%)-7.00% 1.10-2.10 9.30-13.80
2014 Call Options	1,135,863	Discounted cash flow Guideline company transactions method Guideline publicly-traded company method	Growth rate Risk premium factors Revenue multiple EBITDA multiple	13.00%-15.20% (2.50%)-7.00% 1.10-2.10 9.30-13.80
Series B Warrants	840,047	Option pricing model	Duration Risk-free interest rate Volatility	0.09-0.42 years 0.20%-0.33% 50%
Investment in Real Estate Companies	277,500	Recent transaction
Total assets held at fair value	$10,402,624

Liabilities
Call option liability	$550,544	Option pricing model	Duration Risk-free interest rate Volatility	1.73-1.91 years 0.54%-0.57% 50%

Total liabilities held at fair value	$550,544

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

In the six months ended June 30, 2016, the Company sold an aggregate of 2,305,265 shares of Twinlab common stock to various unrelated third party accredited investors, in private transactions, for $0.76 per share. In the three months ended June 30, 2016, the Company sold an aggregate of 592,106 shares of Twinlab common stock to various unrelated third party accredited investors, in private transactions, for $0.76 per share. In addition, 4,000,000 of the Company’s warrants to purchase Twinlab common stock (for $0.76 per share) expired on March 31, 2016 in accordance with their terms.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 – RELATED PARTY TRANSACTIONS

Salary Advance to Related Party

In the first quarter of 2016 the Company paid salary amounts to two of its officers covering the second, third, and fourth quarters of 2016. As a result, the Company recorded a salary advance - related party of $200,000 at June 30, 2016 in connection with such payments.

Short-Term Advances from Related Party

After October 28, 2014 the Company’s controlling stockholder Darin Pastor made advances and direct-payments to assist the Company in covering expenses. In addition, the amounts of these advances and direct-payments are reimbursable to him upon his demand at any time. At June 30, 2016 and December 31, 2015, the unrepaid balance of such advances and direct-payments was $165,257 and $49,600, respectively.

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

NOTE 5 – INCOME TAXES

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Income tax benefit for the three months ended June 30, 2016 was $725,412, which reflected an effective tax rate of 39.73%, which was greater than the federal statutory rate due to the state income tax expense. Income tax benefit for the six months ended June 30, 2016 was $1,225,760, which reflected an effective tax rate of 39.73%, which was greater than the federal statutory rate due to the state income tax expense.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company believes that, as of June 30, 2016, it does not have any uncertain tax positions.

The disclosures regarding the Company's unrecognized tax benefits at December 31, 2015 included in the Company's 2015 Annual Report on Form 10-K continue to be relevant for the period ended June 30, 2016 as to the Company’s unrecognized tax benefits at June 30, 2016.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Except as noted below, there are no events which require adjustments to, or disclosure in, the financial statements for the periods ended June 30, 2016.

In July 2016, the Company sold 131,579 Twinlab shares to unrelated accredited third parties for $100,000.

In July 2016, the Company issued 964,706 Company shares to six accredited third parties for $820,000; certain of such investors had advanced $600,000 to the Company in the second quarter of 2016 in anticipation of the purchase of 789,473 of such shares.

On July 31, 2016, 6,000,000 of the Company’s warrants to purchase Twinlab common stock under the Series B Warrant, at a $0.76 per share exercise price, expired in accordance with their terms without exercise.

On August 24, 2016, the Company entered into a binding agreement with a major live animal wholesaler located in Oman to sell that company a total of 10,389,250 hundredweight of cattle and 3,142,600 hundredweight of sheep at fixed prices. (A “hundredweight” refers to 100 pounds of livestock.) The Company would deliver the livestock in 10 equal successive monthly installments with the first delivery to occur on September 15, 2016. The Company’s buyer would make corresponding monthly purchase-price payments.

The Company has matching binding contracts with well-established suppliers of livestock from Africa, under which by exercise of the Company’s contractual options the Company can require these suppliers to sell to the Company these same amounts of cattle and sheep, also at fixed prices.

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

Overview and Outlook

We are a diversified company whose primary business focuses going forward include (a) to invest in stock of other companies, (b) to identify, pursue and capitalize on opportunities in the minerals and agricultural commodities industries and (c) overseas commercial lending.

Until the second quarter of 2016, we considered our primary business focus to be investing our own capital to acquire the outstanding equity securities of other companies. We sought, and seek, to discover, unlock and grow value in privately-held or illiquid companies.

We sought, and seek, to work closely and constructively with the management and boards of the other companies. While we do not manage the day-to-day operations of these companies, we sought, and seek, to maintain a thorough understanding of how they operate and evaluate their performance and prospects on an ongoing basis.

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

In March 2014, we refocused ourselves again, to the business model which was our primary focus until the second quarter of 2016.

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

On May 28, 2015, we entered into a Compromise Agreement and Release and an Amendment No. 1 to Series B Warrant, each between Twinlab and us. Pursuant to these two agreements:

-	The Put Agreement was terminated.
-	We surrendered the entire remaining-unexercised portion of the Series A Warrant (51,973,684 warrants).
-	We surrendered 4,368,421 of the warrants under the Series B Warrant.
-	The remaining 18,000,000 warrants under the Series B Warrant were deemed divided into four tranches, each with an associated date beyond which it would no longer be exercisable: one tranche for 2,000,000 warrant shares (no longer exercisable after November 30, 2015); one for 4,000,000 warrant shares (no longer exercisable after March 31, 2016); one for 6,000,000 warrant shares (no longer exercisable after July 31, 2016); and another for 6,000,000 warrant shares (no longer exercisable after November 30, 2016);
-	We granted Twinlab three contingent call options, at $0.01 per share, to acquire Twinlab shares from us to the extent that upon effective expiration of the second, third and fourth tranches we had not exercised the warrants within such tranches (the “Contingent Call Options”). The three Contingent Call Options would be for a number of Twinlab shares equal to 25% of such unexercised warrants (i.e., a maximum of 1,000,000 shares if we exercised no warrants from the second tranche, a maximum of 1,500,000 shares if we exercised no warrants from the third tranche and a maximum of 1,500,000 shares if we exercised no warrants from the fourth tranche). In addition, Twinlab cannot exercise a Contingent Call Option unless it has satisfied such option’s “Liquidity Condition,” namely that for each of the three or four months before the tranche’s effective expiration date Twinlab must have a financial position sufficient to show a 1.15x fixed charge coverage ratio for a certain trailing period, all as defined by Twinlab’s Credit and Security Agreement dated January 22, 2015.
-	Given that we have identified, and may in the future identify, to Twinlab on a confidential basis persons to whom we might sell our Twinlab shares, Twinlab agreed that it shall not, without our prior written consent, privately place Twinlab equity securities to any persons theretofore or thereafter first introduced to Twinlab by us (the “Noncircumvention Provision”); provided that Twinlab may, without our consent, privately place Twinlab equity securities to such a person at any time after the earlier of (a) the date the entire Series B Warrant has expired and/or been exercised, or (b) the first anniversary of such particular introduction.

As a result of these two agreements, our investment position in Twinlab as of immediately after the two agreements was as follows:

-	We had no further potential cash obligation to Twinlab under the Put Agreement; an imminent cash obligation to Twinlab of approximately $40.8 million was thereby avoided.
-	We retained all of our 14,476,567 outstanding Twinlab shares (13,818,672 unrestricted, free-trading Twinlab shares and 657,895 restricted Twinlab shares).
	-	Later in 2015 (i.e., after May 28, 2015) we sold an additional 1,749,307 unrestricted, free-trading Twinlab shares to accredited investors.
	-	In the first quarter of 2016 we sold an additional 1,713,159 unrestricted, free-trading Twinlab shares to accredited investors.
	-	We obtained an additional 526,316 restricted Twinlab shares upon a partial exercise of the Series B Warrant on July 7, 2015.
	-	We obtained an additional 131,579 restricted Twinlab shares upon a partial exercise of the Series B Warrant on July 23, 2015.
-	Our obligations to our accredited-investor counterparties under the 3,976,647 Third-Party Call options continued unchanged.
-	We retained 18,000,000 warrants under the Series B Warrant, at an unchanged $0.76 per share exercise price, with effective expiration dates ranging from November 30, 2015 to November 30, 2016.
	-	We exercised 526,316 of such warrants on July 7, 2015.
	-	We exercised 131,579 of such warrants on July 23, 2015.
	-	1,342,105 of such warrants expired on November 30, 2015.
	-	4,000,000 of such warrants expired on March 31, 2016.
-	The Registration Rights Agreement remains in full force and effect to enable the Securities Act registration of all Twinlab shares issued upon exercise of the Series B Warrant.
-	Under the Contingent Call Options, we undertook a contingent obligation to deliver to Twinlab (at $0.01 per share) up to 4,000,000 Twinlab shares, but the obligation would be reduced or entirely eliminated to the extent we exercise the last three deemed tranches of the Series B Warrant and/or to the extent that Twinlab fails to meet a required fixed charge coverage ratio for certain months. The redelivered Twinlab shares would not have to be free-trading Twinlab shares.
	-	As noted below, the Contingent Call Options were eliminated on October 1, 2015.

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

During the six months ended June 30, 2016 we sold 2,305,265 Twinlab shares (without any associated Third-Party Call Options) for $1,752,000.

As of June 30, 2016, our position in Twinlab securities was as follows, and we had no contingent liabilities to Twinlab:

-	We held 10,750,942 outstanding Twinlab shares (9,764,100 unrestricted, free-trading Twinlab shares and 986,842 restricted Twinlab shares).
-	We held 12,000,000 warrants under the Series B Warrant, at a $0.76 per share exercise price, with effective expiration dates at July 31, 2016 (as to 6,000,000 of such warrants) and November 30, 2016 (as to the other 6,000,000 of such warrants).
-	The Registration Rights Agreement remains in full force and effect to enable the Securities Act registration of all Twinlab shares issued upon prior or future exercises of our Warrants.
-	We have a claim against third-party optionors for delivery to us of 1,498,500 Twinlab shares against the Call Options which they granted to us and which we have exercised.
-	We are contingently obligated to deliver Twinlab shares to our accredited-investor counterparties under the 3,976,647 Third-Party Call options if and when the detachable call options are exercised.
-	We have no actual or potential Put liability or Contingent Call Option liability.

At June 30, 2016, the fair value of the liability under the 3,976,647 Third-Party Call Options was recorded on our balance sheet at $550,544.

The determination of the fair value of our Twinlab stock and derivative securities as of June 30, 2016 is highly significant to our balance sheet and our income statement. In determining the fair value, our Board of Directors relied upon a valuation report dated March 2, 2016 by an independent third party valuation firm. This valuation report, which we commissioned, values Twinlab common stock at $0.758 per share as of December 31, 2015. Twinlab stock is essentially illiquid; accordingly, valuations such as FFG’s are opinions, and other observers might have valued Twinlab stock differently if they chose to emphasize other factors than FFG did. For example, Twinlab issued significant numbers of shares in the second half of 2015 at prices well below $0.758 per share. If we used in our financial statements a valuation of Twinlab stock (as of June 30, 2016) which was well below $0.758 per share, with corresponding valuations for our Twinlab derivative securities, our net assets as of June 30, 2016 would have been significantly reduced and we would have had a significantly larger net loss in the second quarter and first six months of 2016.

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

We continue to investigate possible acquisitions of positions in new businesses, securities and assets, and evaluate the retention and disposition of our existing holdings.  Changes in the mix of our businesses and investments should be expected. We have in the past taken preliminary steps toward acquisitions and investments in various companies, which transactions were never completed, and we have made an unsuccessful investment (in Blackcraft Cult, Inc. common stock) which we continue to hold but have written down to a zero valuation.

In addition, we are working toward substantial opportunities in the precious minerals, mining and agricultural commodities industries and energy-related development projects, as well as other substantial international opportunities. We can give no assurance that such projects will come to fruition or, if any one or more of them do come to fruition, that they will be successful.

Results of Operations for the Quarterly Periods Ended June 30, 2016 and 2015

Revenues.  Total revenues (excluding gain and loss on investment securities) for the quarters ended June 30, 2016 and 2015 were $3,600 (sublease income) and $57,015. The 2015 period included services income of $50,001. Due to our current business focus, we do not expect to regularly generate material amounts of services income.

Realized and Unrealized Gain (Loss) on Financial Instruments. We recorded a $449,823 realized again on financial instruments for the quarter ended June 30, 2016, as a result of our sales of Twinlab shares to third parties during the quarter for $450,000.

We also recorded a $(819,342) change in unrealized gain on financial instruments for the quarter ended June 30, 2016, primarily as a result of the transformation of unrealized gain into realized gain upon our sales of Twinlab shares to third parties during the quarter, as well as reductions in the valuation of our Twinlab warrants as the remaining time until their expiration dates decreases.

The overall net loss on financial instruments for the quarter was $369,519.

If our assessments/estimates of the fair value of our holdings of Twinlab securities change from quarter to quarter, there will be significant changes in our unrealized gain or loss on such holdings, which in turn would result in significant gain or loss on our statement of operations for the quarter in question. At December 31, 2014, March 31, 2015 and June 30, 2015, our determination was that the fair value of Twinlab common stock was $0.76 per Twinlab share. However, at September 30, 2015, our determination was that the fair value of Twinlab common stock was $0.65 per Twinlab share and at December 31, 2015, March 31, 2016 and June 30, 2016, our determination was that the fair value of Twinlab common stock was $0.758 per Twinlab share. We ourselves continued to sell Twinlab shares for $0.76 in the second quarter of 2016.

We first acquired ownership of any Twinlab securities in the third quarter of 2014.

Personnel Expense.  Personnel expense for the quarters ended June 30, 2016 and 2015 was $180,952 and $48,158, respectively; the increase in 2016 was primarily due to salary payments of $360,000 to Darin Pastor and $40,000 to Tracy Pastor in the first quarter of 2016. These amounts are attributable to the entire 2016 year, so $100,000 of such amounts were recognized as personnel expense for the second quarter of 2016 and $200,000 of such amounts were recorded at June 30, 2016 as a salary advance - related party asset. Before 2016, we had held the salaries of our most senior officers at very low levels.

Professional Fees.  Professional fees for the quarters ended June 30, 2016 and 2015 were $443,683 and $340,596, respectively, each primarily due to legal fees for preparing documents for production as required by legal process.

General and Administrative.  General and administrative expenses (excluding personnel expense and professional fees) for the quarters ended June 30, 2016 and 2015 were $825,508 and $151,617, respectively; the increase in 2016 was primarily due to overseas business development efforts.

Results of Operations for the Six Months Periods Ended June 30, 2016 and 2015

Revenues.  Total revenues (excluding gain and loss on investment securities) for the six months periods ended June 30, 2016 and 2015 were $15,600 and $114,462. There was $15,600 of sublease income from two sublessees in the 2016 period. The 2015 period included services income of $100,002. Due to our current business focus, we do not expect to regularly generate material amounts of services income.

Realized and Unrealized Gain (Loss) on Financial Instruments. We recorded a $1,751,309 realized gain on financial instruments for the six months period ended June 30, 2016, as a result of our sales of Twinlab shares to third parties during the six months period for $1,752,000.

We also recorded a $(2,689,825) change in unrealized gain on financial instruments for the six months period ended June 30, 2016, primarily as a result of the March 31, 2016 expiration of 4,000,000 of our Twinlab common stock warrants.

The overall net loss on financial instruments for the six months period was $938,516.

If our assessments/estimates of the fair value of our holdings of Twinlab securities change from quarter to quarter, there will be significant changes in our unrealized gain or loss on such holdings, which in turn would result in significant gain or loss on our statement of operations for the quarter in question. At December 31, 2014, March 31, 2015 and June 30, 2015, our determination was that the fair value of Twinlab common stock was $0.76 per Twinlab share. However, at September 30, 2015, our determination was that the fair value of Twinlab common stock was $0.65 per Twinlab share and at December 31, 2015, March 31, 2016 and June 30, 2016, our determination was that the fair value of Twinlab common stock was $0.758 per Twinlab share. We ourselves continued to sell Twinlab shares for $0.76 in the first and second quarters of 2016.

We first acquired ownership of any Twinlab securities in the third quarter of 2014.

Personnel Expense.  Personnel expense for the six months periods ended June 30, 2016 and 2015 was $351,860 and $91,545, respectively; the increase in 2016 was primarily due to salary payments of $360,000 to Darin Pastor and $40,000 to Tracy Pastor in the first quarter of 2016. These amounts are attributable to the entire 2016 year, so $100,000 of such amounts were recognized as personnel expense for each of the first and second quarters of 2016 and $200,000 of such amounts were recorded at June 30, 2016 as a salary advance - related party asset. Before 2016, we had held the salaries of our most senior officers at very low levels.

Professional Fees.  Professional fees for the six months periods ended June 30, 2016 and 2015 were $536,286 and $601,594, respectively, each primarily due to legal fees for preparing documents for production as required by legal process.

General and Administrative.  General and administrative expenses (excluding personnel expense and professional fees) for the six months periods ended June 30, 2016 and 2015 were $1,273,448 and $308,325, respectively; the increase in 2016 was primarily due to overseas business development efforts.

Liquidity and Capital Resources

As of June 30, 2016, we had $102,282 in cash and cash equivalents, Twinlab and other securities owned which we recorded at a $10,402,624 fair value, and $63,930 of deposits.  There is no active liquid public market for our Twinlab or other securities.

We anticipate obtaining additional financing to fund operations through common stock offerings, sales of Twinlab stock and sales of future-acquired strategic investment securities, and bank loans, to the extent available. There can be no assurance we will be successful in raising the necessary funds to execute our business plan. The realization of cash proceeds, if any, on sales of our securities positions would likely be “bunchy,” unpredictable and irregular. We can make no assurances and therefore we may incur operating losses and/or negative cash flows in one or more future periods.

It is possible that we might use meaningful amounts of any free cash flow we generate to make further partial exercises of the Series B Warrant, in order both to help Twinlab maintain and grow its business (thereby benefiting the value of our remaining Twinlab securities) and to avoid or reduce the risk of in effect having a “short” position in Twinlab stock (as described in the following paragraph).

The June 30, 2016 balance sheet included a $550,544 liability item arising from the Third-Party Call Options we granted to certain accredited investors in connection with certain of our 2015 sales of Twinlab common stock to such investors. Our actual risk under the Third-Party Call Options would be magnified if, due to sales of Twinlab common stock and/or expiration of unexercised Series B Warrants, we do not have as many Twinlab shares and/or available Series B Warrants as the number of shares we could be obliged to deliver under the Third-Party Call Options (i.e., to the extent we in effect are “short” Twinlab shares). The expiration date of the Third-Party Call Options is a substantial number of months after the expiration of the Series B Warrants. If we wish to avoid being “short” Twinlab shares in the manner just described, it may be necessary for us to purchase and hold Twinlab shares through the expiration date of the Third-Party Call Options, which would tie up a large amount of otherwise available cash. If insufficient cash is available for this purpose, it may be necessary for us to run the risk of having what in effect is a short position.

The $3,355,452 deferred tax liability item on our June 30, 2016 balance sheet represents the income taxes we would owe if we sold, during tax years in which our taxable income levels were large enough to support such current income taxes, all the Twinlab securities which we held as of June 30, 2016, at a price resulting in realization of all of the unrealized gain we recorded for such assets on our balance sheet (based on our fair value assessment as of June 30, 2016). No such taxes would be actually payable unless and until after we sell the Twinlab securities, and the amount of actual taxes payable would depend on the actual sales prices.

From time to time after October 28, 2014 our controlling stockholder Darin Pastor has made advances and direct-payments to assist us in covering expenses; he is not obligated to make any such advances and direct-payments and there can be no assurance that any such advances and direct-payments will continue. In addition, the amounts of these advances and direct-payments are reimbursable to him upon his demand at any time. At June 30, 2016, $165,257 of such advances and direct-payments had not yet been reimbursed.

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

The following table provides detailed information about our net cash flow for the respective first six months of our 2016 and 2015 fiscal years.

	For the six month periods ended June 30,
	2016	2015
Net cash (used in) provided by operating activities	$(681,808)	$2,208,951
Net cash used in investing activities	—	(2,039)
Net cash provided by (used in) financing activities	647,241	(659,175)
Net (decrease) increase in cash	(34,567)	1,547,737
Cash, beginning	136,849	12,685
Cash, ending	$102,282	$1,560,422

Operating activities

Net cash used in operating activities was $681,808 for the first six months of 2016, primarily due to our $1,889,003 after-tax net loss for that six months period. Although our sales of Twinlab securities in the first six months of 2016 generated $1,752,000 in cash proceeds, the $(2,689,825) net change in unrealized gain on financial instruments, which was primarily due to the expiration of 4,000,000 of our Twinlab warrants, was a noncash item. Our determination was that the fair value of Twinlab common stock was $0.758 per share as of both June 30, 2016 and December 31, 2015.

For the first six months period of 2015, net cash provided by operating activities was $2,208,951, despite our $2,134,972 after-tax net loss for that six months period. Although our sales of Twinlab securities in the first six months of 2015 generated substantial cash proceeds, we did not record an overall net gain on financial instruments on such sales to the extent that the sales prices (ranging from $0.60 to $0.76 per share) were below or equal to the fair value we had determined for our Twinlab stock and at which we were carrying the Twinlab stock on our books.

Financing activities

Net cash provided by financing activities in the first six months of 2016 was primarily attributable to $600,000 advanced by accredited investors against a private placement of our newly-issued common stock which closed in July 2016. Our final repayment of notes owed to our controlling stockholder Darin Pastor was more than offset by a net increase in Darin Pastor’s advances and direct-payments to us during the six-months period to assist us in covering expenses; he is not obligated to make any such advances and direct-payments and there can be no assurance that any such advances and direct-payments will continue. In addition, the amounts of these advances and direct-payments are reimbursable to him upon his demand at any time.

The net cash used in financing activities in the first six months of 2015 was primarily attributable to repayments on notes payable to Darin Pastor.

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

As required by Rule 13a-15 under the Securities Exchange Act, as of June 30, 2016 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, who concluded that our disclosure controls and procedures are effective. The errors which required the restatement of financial statements and the amendments of periodic reports, as reported and summarized in our Current Report on Form 8-K filed on November 13, 2014 (as amended on November 24, 2014) and in such amendments and as further stated in the following paragraph of this item, were, in their judgment, not due to ineffectiveness of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework in 2014. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of June 30, 2016 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of June 30, 2016:

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

Changes in Internal Control Over Financial Reporting

No substantial changes in our internal control over financial reporting occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, investors should be aware that the opportunities we are pursuing in the minerals industry tend to be exceptionally high-risk, and investors should also be aware that these opportunities have not yet come to fruition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Date: September 1, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Darin R. Pastor	Chairman of the Board of Directors,	September 1, 2016
Darin R. Pastor	Chief Executive Officer (Principal Executive Officer)
/s/ Halford W. Johnson	Chief Financial Officer	September 1, 2016
Halford W. Johnson	(Principal Financial Officer and Principal Accounting Officer)