Form 10-Q
period 2016-09-30
CAPSTONE FINANCIAL GROUP, INC.
filed 2016-12-14
CIK 1558432

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of Common Stock, $0.001 par value, outstanding as of December 10, 2016 was 98,347,988 shares.

CAPSTONE FINANCIAL GROUP, INC.

QUARTERLY REPORT FOR THE QUARTER ENDED

SEPTEMBER 30, 2016

PART I     Financial Information

Item 1.     Financial Statements

CAPSTONE FINANCIAL GROUP, INC.

CAPSTONE FINANCIAL GROUP, INC.

UNAUDITED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2016	December 31, 2015
ASSETS
Financial instruments, at fair value	$9,812,979	$13,161,718
Cash	155,319	136,849
Salary advance - related party	100,000	—
Prepaid expense	255,669	4,152
Furniture and equipment, net	10,704	12,645
Deposits	63,930	63,930
Total assets	10,398,601	13,379,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued expenses	$185,491	$314,830
Accrued interest payable - related party	—	135
Short term advances payable - related party	168,199	49,600
Note payable - related party	—	68,416
Put and call option liability	462,558	619,122
Income taxes payable	3,200	2,400
Deferred tax liability	2,797,231	4,552,107
Total liabilities	3,616,679	5,606,610

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 2,000,000,000 shares authorized;
96,322,093 and 94,364,148 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	96,511	94,565
Common stock subscribed but not issued (11,766 shares)	10,000	—
Treasury stock, $0.001 par value, 200,500 shares	(219,426)	(219,426)
Additional paid in capital	2,838,937	1,176,633
Retained earnings	4,055,900	6,720,912
Total stockholders' equity	6,781,922	7,772,684
Total liabilities and stockholders' equity	$10,398,601	$13,379,294

See Accompanying Notes to Unaudited Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Revenues
Services income	$—	$16,660	$—	$116,662
Other income	21,624	1,800	37,224	1,800
Interest income – related party	—	—	—	14,460
	21,624	18,460	37,224	132,922
Expenses
Personnel	230,527	137,048	582,388	228,593
Professional fees	144,990	318,808	681,276	920,402
General and administrative	593,677	451,862	1,867,125	760,187
Interest expense – related party	—	2,200	345	10,724
	969,194	909,918	3,131,134	1,919,906

Realized and Unrealized Gain (Loss) on Financial Instruments
Realized gain (loss) on financial instruments, net	114,954	346,368	1,866,263	(480,088)
Change in unrealized gain (loss) on financial instruments, net	(501,614)	(2,213,158)	(3,191,438)	(4,069,194)
Loss on financial instruments, net	(386,660)	(1,866,790)	(1,325,175)	(4,549,282)

Net loss before income taxes	(1,334,230)	(2,758,248)	(4,419,085)	(6,336,266)
Income tax benefit	(528,313)	(1,076,278)	(1,754,073)	(2,519,324)
Net loss	$(805,917)	$(1,681,970)	$(2,665,012)	$(3,816,942)
Net loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Weighted average shares outstanding – basic
and diluted	95,304,225	94,364,181	94,679,794	94,494,161

See Accompanying Notes to Unaudited Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY

			Common Stock		Additional		Total
	Common Shares		Subscribed	Treasury	Paid in	Retained	Stockholders’
	Shares	Amount	Unissued	Stock	Capital	Earnings	Equity
Balance, January 1, 2016	94,364,148	$94,565	$—	$(219,426)	$1,176,633	$6,720,912	$7,772,684
Issuance of Common Stock for cash	1,946,179	1,946	—	—	1,662,304	—	1,664,250
Common Stock subscribed but not issued (11,766 shares) see Note 7	11,766	—	10,000	—	—	—	10,000
Net loss	—	—	—	—	—	(2,655,012)	(2,655,012)
Balance, September 30, 2016	96,322,093	$96,511	$10,000	$(219,426)	$2,838,937	$4,055,900	$6,781,922

 See Accompanying Notes to Unaudited Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,665,012)	$(3,816,942)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Proceeds from sale of financial instruments	1,867,000	2,841,731
Net change in unrealized gain on financial instruments	3,191,438	4,069,194
Net realized (loss) gain on financial instruments	(1,866,263)	480,088
Depreciation	1,941	1,500
(Increase) decrease in assets:
Note receivable	—	400,000
Accrued interest receivable – related party	—	(14,459)
Salary advance - related party	(100,000)	—
Prepaid expense	(251,517)	85,534
Deposits	—	(20,000)
Increase (decrease) in liabilities:
Accrued expenses	(129,339)	78,511
Accrued interest payable – related party	(135)	(4,241)
Income taxes payable	800	800
Deferred revenue	—	(116,662)
Deferred tax liability	(1,754,876)	(2,520,124)
Net cash (used in) provided by operating activities	(1,705,963)	1,464,930

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	—	(2,039)
Net cash used in investing activities	—	(2,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short term advances – related party	118,599	85,845
Net repayments on notes payable – related party	(68,416)	(1,135,136)
Proceeds from sale of common stock, net of offering costs	1,664,250	—
Proceeds from common stock subscribed - unissued	10,000	—
Purchase of treasury stock	—	(1,015)
Net cash provided by (used in) financing activities	1,724,433	(1,050,306)
Net increase in cash	18,470	412,585
Cash at beginning of period	136,849	12,685
Cash at end of period	$155,319	$425,270

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$480	$—
Noncash purchase of treasury stock	$—	$218,411

 See Accompanying Notes to Unaudited Financial Statements.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Capstone Financial Group, Inc. (the "Company") is a diversified company whose primary business focuses going forward include (a) investing in stock of other companies, (b) identification and pursuit of and capitalization on opportunities in the minerals and agricultural commodities industries and (c) commercial lending in foreign countries.

In the third quarter of 2016 the Company entered into mirroring agreements for the purchase and for the resale of quantities of livestock over time, thereby creating a “middleman” arbitrageur position as to this livestock. These agreements are characterized as best efforts supply and sale agreements and will be accounted for as livestock is purchased and sold as it appears there is no practical market mechanism to facilitate settlement of these transactions. At September 30, 2016, there was a $175,000 prepaid balance related to a purchase order for livestock (see Note 7).

In addition, in the third quarter of 2016 the Company entered into an agreement to sell quantities of gold over time, with the intention of arranging a mirroring supply of gold in order to thereby create a “middleman” position as to this gold. There were no gold transactions during the third quarter of 2016.

Until the second quarter of 2016, the Company considered its primary business focus to be investing its own capital to acquire the outstanding equity securities of other companies and to unlock and grow value in these privately-held or illiquid companies.

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

Market, Credit and Liquidity Risk

At September 30, 2016 and December 31, 2015 the majority of Company’s investments are focused in one entity, Twinlab Consolidated Holdings, Inc. (“Twinlab”). Management believes that it will be able to liquidate a sufficient portion of its investment and/or raise additional capital to fund its obligations as and when they become due. However, no assurance can be given that market conditions in the future will continue to allow the Company to sell its investments in sufficient quantities to fund its obligations or to raise additional capital to do so.

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

Basis of Presentation

The accompanying financial statements have been prepared using the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the accounting and financial reporting conventions of the investment company industry and in accordance with the instructions to Form 10-Q and Article 8 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the SEC on May 2, 2016. The unaudited condensed financial statements contain all normal recurring accruals and adjustments that in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2016, the results of the Company’s operations for the three month and nine month periods ended September 30, 2016 and the Company’s cash flows for the nine months ended September 30, 2016. The results of operations for the three months and nine month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

FASB ASC 820-10-65-4 provides additional guidance for estimating fair value in accordance with FASB ASC 820-10 when the volume and level of market activity for the asset or liability have significantly decreased. FASB ASC 820-10-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. It acknowledges that in these circumstances quoted prices may not be determinative of fair value. FASB ASC 820-10-65-4 emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Under FASB ASC 820-10-65-4, quoted prices for assets or liabilities in inactive markets may require adjustment due to uncertainty as to whether the underlying transactions are orderly. There is little information, if any, to evaluate if individual transactions are orderly in an inactive market. Accordingly, the Company is required to evaluate the facts and circumstances to determine whether the transaction is orderly based on the weight of the evidence. FASB ASC 820-10-65-4 does not designate a specific method for adjusting a transaction or quoted price; however, it does provide guidance for determining how much weight to give a transaction or quoted price. Price quotes derived from transactions that are not orderly are not considered to be determinative of fair value and should be given less weight, if any, when estimating fair value. In the absence of observable market data at September 30, 2016 and December 31, 2015, the Company's fair value measurements included assumptions about future cash flow and appropriately risk-adjusted discount rates that it believes market participants would make in orderly market transactions.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Generally, when the Company invests in common stocks that are traded on the NASDAQ Markets or over-the-counter markets (such as the OTCBB, OTCQB or OTC Pink marketplaces), such common stocks are valued at the last traded price. If there is no trade on a measurement date, the Company will typically value the common stock at the closing bid price. However, in certain circumstances, the closing trading price is not considered to be a fair indication of the value for which the Company can sell the common stock. In such cases, the common stock must be analyzed to determine what exit price the Company would receive when liquidating the position. Investments in non-marketable common stocks at September 30, 2016 and December 31, 2015 were valued based, in part, on subsequent transactions with unrelated third parties and at December 31, 2015 were valued by the Company with the assistance of an independent valuation consultant. These positions are classified as Level 3 securities by the Company.

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

Derivative Financial Instruments

Derivative financial instruments include call options and warrants at September 30, 2016 and December 31, 2015. Derivatives are accounted for at fair value with changes in fair value reported in operations. The significant unobservable inputs used in the fair value measurement of the Company’s derivative financial instruments include the underlying common stock, duration, volatility and discount rate, which are used in the option pricing model. Changes to any of those inputs in isolation would result in fluctuations in the fair value measurement.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment Transaction, Related Income and Expenses

Purchases and sales of investments are recorded on a trade-date basis. Realized gains and losses on investments are recognized on the first-in, first-out method. Dividend income on investments owned is recognized on the ex-dividend date, net of applicable withholding taxes.

Treasury Stock Purchases

The Company is authorized to repurchase shares of the Company’s common stock in private transactions from time to time. The Company records treasury stock purchases at cost. Any treasury stock removed from treasury is valued at cost using the specific identification method.

Revenue Recognition

The Company recognizes revenue for sales of physical commodities or other goods when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the physical commodities or other goods have been delivered to the customer; (3) the purchase price to be paid by the customer is fixed or determinable; and (4) the collection of the purchase price is reasonably assured.

The Company recognizes revenue for services when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the related service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is reasonably assured.

Earnings per Share

Basic earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As of September 30, 2016 and 2015, there were no dilutive common shares equivalents outstanding.

Concentration Risks

During the three and nine months ended September 30, 2016, the Company had $21,624 and $37,224, respectively, of sublease income from two sublessees. During the three and nine months ended September 30, 2015, the Company had $16,660 and $116,662, respectively, in revenue generated from one customer for consulting services and had interest income from a related party of $0 and $14,460, respectively.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As of September 30, 2016 the Company reviewed its tax positions and determined there were no outstanding or retroactive tax provisions with less than a 50% likelihood of being sustained upon examination by the taxing authorities.

The Company is required to file Federal and New York state income tax returns. The Company’s tax return status will remain open until a tax return has been filed.

Advertising costs

Advertising costs are expensed as incurred. For the three and nine month periods ended September 30, 2016, advertising costs of $1,068 and $16,283, respectively, were included in general and administrative expenses. For the three and nine month periods ended September 30, 2015, advertising costs of $2,502 and $38,792, respectively, were included in general and administrative expenses.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 specifies a comprehensive model to be used in accounting for revenue arising from contracts with customers, and supersedes most of the current revenue recognition guidance, including industry specific guidance. It applies to all contracts with customers except those that are specifically within the scope of other FASB topics, and certain of its provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity's ordinary activities. The core principal of the model is that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the transferring entity expects to be entitled in exchange. To apply the revenue model, an entity will: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. For public companies, ASU 2014-09 (updated with ASU 2015-14) is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. Upon adoption, entities can choose to use either a full retrospective or modified approach, as outlined in ASU 2014-09. As compared with current GAAP, ASU 2014-09 requires significantly more disclosures about revenue recognition. The Company has not yet assessed the potential impact of ASU 2014-09 on its financial statements.

In May 2015, the FASB issued amended guidance on the disclosures for investments in certain equities that calculate net asset value per share (or its equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those years. As of September 30, 2016, the Company does not own any investments in equities that calculate net asset value per share (or its equivalent).

In February 2016, the FASB issued Accounting Standards update 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires a lessee to recognize a lease asset representing its right to use the underlying asset for the lease term, and a lease liability for the payments to be made to lessor, on its balance sheet for all operating leases greater than 12 months. ASU 2016-02 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has not yet adopted ASU 2016-02 nor assessed its potential impact on its financial statements.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS

The Company’s financial instruments recorded at fair value have been categorized based upon a fair value hierarchy. The following fair value hierarchy tables set forth the Company’s recurring fair value measurements at September 30, 2016 and December 31, 2015.

	Assets and Liabilities Measured at
	Fair Value on a Recurring Basis
	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Financial instruments, at fair value:
Common Stocks	$—	$—	$8,034,517	$8,034,517
Real Estate Company Investments	—	—	277,500	277,500
2014 Call Options	—	—	1,135,863	1,135,863
Series B Warrants	—	—	365,099	365,099
Total Financial instruments, at fair value	—	—	9,812,979	9,812,979
Total assets held at fair value	$—	$—	$9,812,979	$9,812,979

Liabilities
Financial instruments, at fair value:
Third Party Call Options	—	—	(462,558)	(462,558)
Total liabilities held at fair value	$—	$—	$(462,558)	$(462,558)

	Assets and Liabilities Measured at
	Fair Value on a Recurring Basis
	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Financial instruments, at fair value:
Common Stocks	$—	$—	$9,896,605	$9,896,605
Real Estate Company Investments	—	—	277,500	277,500
2014 Call Options	—	—	1,135,863	1,135,863
Series B Warrants	—	—	1,851,750	1,851,750
Total Financial instruments, at fair value	—	—	13,161,718	13,161,718
Total assets held at fair value	$—	$—	$13,161,718	$13,161,718

Liabilities
Financial instruments, at fair value:
Third Party Call Options	—	—	(619,122)	(619,122)
Total liabilities held at fair value	$—	$—	$(619,122)	$(619,122)

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Details of the Company’s recurring fair value measurements are as follow:

September 30, 2016	Cost	Estimated Fair Value	Unrealized Gain (Loss)
ASSETS
Common Stocks	$1,004,255	$8,034,517	$7,030,262
Real Estate Company Investments	277,500	277,500	—
2014 Call Options	450	1,135,863	1,135,413
Series B Warrants	—	365,099	365,099
	$1,282,205	$9,812,979	$8,530,774

LIABILITIES
Third-Party Call Options	$—	$(462,558)	$(462,558)

December 31, 2015	Cost	Estimated Fair Value	Unrealized Gain (Loss)
ASSETS
Common Stocks	$1,004,992	$9,896,605	$8,891,613
Real Estate Company Investments	277,500	277,500	—
2014 Call Options	450	1,135,863	1,135,413
Series B Warrants	—	1,851,750	1,851,750
	$1,282,942	$13,161,718	$11,878,776

LIABILITIES
Third Party Call Options	$—	$(619,122)	$(619,122)

For the quarter ended September 30, 2016, the Company recorded a net change in unrealized gain on financial instruments of $(501,614) and a net realized gain on financial instruments of $114,954. For the quarter ended September 30, 2015, the Company recorded a net change in unrealized gain on financial instruments of $(2,213,158) and a net realized gain on financial instruments of $364,368.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS (CONTINUED)

For the nine month period ended September 30, 2016, the Company recorded a change in net unrealized gain on financial instruments of $(3,191,438) and a net realized gain on financial instruments of $1,866,263. For the nine month period ended September 30, 2015, the Company recorded a change in net unrealized gain on financial instruments of $(4,069,194) and a net realized loss on financial instruments of $(480,088).

During the first quarter of 2014, the Company purchased shares in a company traded on the OTC Markets for a total of $2,919. The Company currently categorizes these holdings as Level 3 assets. As of September 30, 2016, this investment is carried at $0.

In August 2014, the Company purchased 10,987,500 split-adjusted shares of common stock of Twinlab in private transactions from 25 shareholders for total consideration of $3,296.  In November 2014, the Company sold 436,681 of these shares.

In August 2014, the Company purchased options to acquire 8,743,000 outstanding shares of Twinlab’s Common Stock (collectively, the “Call Options”) in a private transaction from 14 stockholders, for total consideration of $2,623. The Call Options exercise price is $0.0001 per share and the Call Options expired in August 2015. Such options were immediately exercisable and in February 2015, the Company exercised 7,244,500 of those options. As of September 30, 2016, the Company owns 1,498,500 of these options to acquire shares of Twinlab’s Common Stock.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS (CONTINUED)

In addition, in 2015, the Company sold an aggregate of 2,078,255 shares of Twinlab common stock (without any associated detachable call options) to various unrelated third party accredited investors, for $0.76 per share.

In addition, in the first quarter of 2016, the Company sold an aggregate of 1,713,159 shares of Twinlab common stock (without any associated detachable call options) to various unrelated third party accredited investors, for $0.76 per share. In the second quarter of 2016, the Company sold an aggregate of 592,106 shares of Twinlab common stock (without any associated detachable call options) to various unrelated third party accredited investors, for $0.76 per share. In the third quarter of 2016, the Company sold an aggregate of 151,316 shares of Twinlab common stock (without any associated detachable call options) to various unrelated third party accredited investors, for $0.76 per share. As of September 30, 2016, the Company owned 10,599,626 shares of Twinlab’s common stock.

Twinlab and the Company entered into a Compromise Agreement and Release and an Amendment No. 1 to Series B Warrant, each dated as of May 28, 2015, pursuant to which, among other things: (a) the Company surrendered the entire remaining-unexercised portion of the Series A Warrant (51,973,684 warrants) and 4,368,421 of the warrants under the Series B Warrant; (b) the Put Agreement was terminated; (c) the remaining 18,000,000 warrants under the Series B Warrant were deemed divided into four tranches, each with an associated date beyond which it would no longer be exercisable: one tranche for 2,000,000 warrant shares (no longer exercisable after November 30, 2015; such tranche of warrants expired mostly unexercised), one for 4,000,000 warrant shares (expired on March 31, 2016), one for 6,000,000 warrant shares (expired on July 31, 2016) and another for 6,000,000 warrant shares (no longer exercisable after November 30, 2016); and (d) the Company granted Twinlab three contingent call options, at $0.01 per share, to acquire Twinlab shares from the Company to the extent that upon effective expiration of the second, third and fourth tranches the Company had not exercised the warrants within such tranches (the “Contingent Call Options”). The three Contingent Call Options would be for a number of Twinlab shares equal to 25% of such unexercised warrants (i.e., a maximum of 1,000,000 shares if the Company exercised no warrants from the second tranche, a maximum of 1,500,000 shares if the Company exercised no warrants from the third tranche and a maximum of 1,500,000 shares if the Company exercised no warrants from the fourth tranche). In addition, Twinlab could not exercise a Contingent Call Option unless it had satisfied such option’s “Liquidity Condition,” namely that for each of the three or four months before the tranche’s effective expiration date Twinlab must have a financial position sufficient to show a 1.15x fixed charge coverage ratio for a certain trailing period, all as defined by Twinlab’s Credit and Security Agreement dated January 22, 2015. Twinlab also agreed in the Compromise Agreement and Release that, given that the Company has identified, and may in the future identify, to Twinlab on a confidential basis persons to whom the Company might sell the Company’s Twinlab shares, Twinlab shall not, without the Company’s prior written consent, privately place Twinlab equity securities to any persons theretofore or thereafter first introduced to Twinlab by the Company; provided that Twinlab may, without the Company’s consent, privately place Twinlab equity securities to such a person at any time after the earlier of (a) the date the entire Series B Warrant has expired and/or been exercised, or (b) the first anniversary of such particular introduction. As of September 30, 2016, the Company held 6,000,000 warrants under the Series B Warrant.

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

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS (CONTINUED)

As of September 30, 2016, the Company’s position in Twinlab securities was as follows, and the Company had no contingent liabilities to Twinlab:

-	The Company held 10,599,626 outstanding Twinlab shares (9,612,784 unrestricted, free-trading Twinlab shares and 986,842 restricted Twinlab shares).
-	The Company held 6,000,000 warrants under the Series B Warrant, at a $0.76 per share exercise price, with an effective expiration date of November 30, 2016.
-	A Registration Rights Agreement remains in full force and effect to enable the Securities Act registration of all Twinlab shares issued upon prior or future exercises of the Company’s Warrants.
-	The Company has a claim against third-party optionors for delivery to the Company of 1,498,500 Twinlab shares against the Call Options which they granted to the Company and which the Company has exercised.
-	The Company is contingently obligated to deliver Twinlab shares to its accredited-investor counterparties under the 3,976,647 detachable call options, if and when the detachable call options are exercised.
-	The Company has no actual or potential Put liability or Contingent Call Option liability.

As of September 30, 2016, the Company owned less than 10% of Twinlab’s outstanding common stock.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table includes a roll forward of the amounts for the quarter ended September 30, 2016 for financial instruments classified within Level 3.

Level 3 Recurring Fair Value Measurements

For the Three Months Ended September 30, 2016

	Common Stock	Real Estate Company Investments	2014 Call Options	Series B Warrants	Third-Party Call Options Liability	Total
Fair value, net, July 1, 2016	$8,149,214	$277,500	$1,135,863	$840,047	$(550,544)	$9,852,080
Unrealized gains (losses) included in earnings	303	—	—	(474,948)	87,986	(386,659)
Purchases	—	—	—	—	—	—
Sales	(115,000)	—	—	—	—	(115,000)
Settlements/exercises	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Fair value, net, September 30, 2016	$8,034,517	$277,500	$1,135,863	$365,099	$(462,558)	$9,350,421

Unrealized gains (losses) still held	$7,030,262	$—	$1,135,413	$365,099	$(462,558)	$8,068,216

Level 3 Recurring Fair Value Measurements

For the Nine Months Ended September 30, 2016

	Common Stock	Real Estate Company Investments	2014 Call Options	Series B Warrants	Third-Party Call Options Liability	Total
Fair value, net, January 1, 2016	$9,896,605	$277,500	$1,135,863	$1,851,750	$(619,122)	$12,542,596
Unrealized gains (losses) included in earnings	4,912	—	—	(1,486,651)	156,564	(1,325,175)
Purchases	—	—	—	—	—	—
Sales	(1,867,000)	—	—	—	—	(1,867,000)
Settlements/exercises	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—
Fair value, net, September 30, 2016	$8,034,517	$277,500	$1,135,863	$365,099	$(462,558)	$9,350,421

Unrealized gains (losses) still held	$7,030,262	$—	$1,135,413	$365,099	$(462,558)	$8,068,216

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present quantitative information about the valuation techniques and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring and nonrecurring basis at September 30, 2016 and December 31, 2015.

	Quantitative Information about Level 3
	Fair Value Measurements at September 30, 2016
	Fair	Valuation	Unobservable	Range
	Value	Technique	Inputs
Assets
Common Stock	$8,034,517	Discounted cash flow Guideline company transactions method Guideline publicly-traded company method	Growth rate Risk premium factors Revenue multiple EBITDA multiple	13.00%-15.20% (2.50%)-7.00% 1.10-2.10 9.30-13.80
2014 Call Options	1,135,863	Discounted cash flow Guideline company transactions method Guideline publicly-traded company method	Growth rate Risk premium factors Revenue multiple EBITDA multiple	13.00%-15.20% (2.50%)-7.00% 1.10-2.10 9.30-13.80
Series B Warrants	365,099	Option pricing model	Duration Risk-free interest rate Volatility	0.17 years 0.20%-0.45% 50%
Investment in Real Estate Companies	277,500	Recent transaction	Return of invested capital	100%
Total assets held at fair value	$9,812,979

Liabilities
Call option liability	$462,558	Option pricing model	Duration Risk-free interest rate Volatility	1.48-1.65 years 0.68%-0.71% 50%

Total liabilities held at fair value	$462,558

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS (CONTINUED)

	Quantitative Information about Level 3
	Fair Value Measurements at December 31, 2015
	Fair	Valuation	Unobservable	Range
	Value	Technique	Inputs
Assets
Common Stock	$9,896,605	Discounted cash flow Guideline company transactions method Guideline publicly-traded company method	Growth rate Risk premium factors Revenue multiple EBITDA multiple	13.00%-15.20% (2.50%)-7.00% 1.10-2.10 9.30-13.80
2014 Call Options	1,135,863	Discounted cash flow Guideline company transactions method Guideline publicly-traded company method	Growth rate Risk premium factors Revenue multiple EBITDA multiple	13.00%-15.20% (2.50%)-7.00% 1.10-2.10 9.30-13.80
Series B Warrants	1,851,750	Option pricing model	Duration Risk-free interest rate Volatility	0.25-0.92 years 0.16%-0.62% 50%
Investment in Real Estate Companies	277,500	Recent transaction	Return of invested capital	100%
Total assets held at fair value	$13,161,718

Liabilities
Call option liability	$619,122	Option pricing model	Duration Risk-free interest rate Volatility	2.23-2.40 years 1.12%-1.16% 50%

Total liabilities held at fair value	$619,122

In the nine months ended September 30, 2016, the Company sold an aggregate of 2,456,581 shares of Twinlab common stock to various unrelated third party accredited investors, in private transactions, for $0.76 per share. In the three months ended September 30, 2016, the Company sold an aggregate of 151,316 shares of Twinlab common stock to various unrelated third party accredited investors, in private transactions, for $0.76 per share. In addition, 4,000,000 of the Company’s warrants to purchase Twinlab common stock (for $0.76 per share) expired on March 31, 2016 in accordance with their terms, and 6,000,000 of the Company’s warrants to purchase Twinlab common stock (for $0.76 per share) expired on July 31, 2016 in accordance with their terms.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY

During the third quarter of 2016, the Company issued 1,946,179 shares to accredited investors for $1,664,250, of which $600,000 had been subscribed in the second quarter of 2016. In addition, accredited investors paid the Company $10,000 in the third quarter of 2016 in respect of subscriptions for 11,766 shares, which shares were not issued until the fourth quarter of 2016.

NOTE 5 – RELATED PARTY TRANSACTIONS

Salary Advance to Related Party

In the first quarter of 2016 the Company paid salary amounts to two of its officers covering the second, third, and fourth quarters of 2016. As a result, the Company recorded a salary advance - related party of $100,000 at September 30, 2016 in connection with such payments.

Short-Term Advances from Related Party

After October 28, 2014 the Company’s controlling stockholder Darin Pastor made advances and direct-payments to assist the Company in covering expenses. In addition, the amounts of these advances and direct-payments are reimbursable to him upon his demand at any time. At September 30, 2016 and December 31, 2015, the unrepaid balance of such advances and direct-payments was $168,199 and $49,600, respectively.

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

NOTE 6 – INCOME TAXES

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Income tax benefit for the three months ended September 30, 2016 was $528,313. Income tax benefit for the nine months ended September 30, 2016 was $1,754,073, which reflected an effective tax rate of 39.73%, which was greater than the federal statutory rate due to the state income tax expense.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company believes that, as of September 30, 2016, it does not have any uncertain tax positions.

The disclosures regarding the Company's unrecognized tax benefits at December 31, 2015 included in the Company's 2015 Annual Report on Form 10-K continue to be relevant for the period ended September 30, 2016 as to the Company’s unrecognized tax benefits at September 30, 2016.

CAPSTONE FINANCIAL GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Except as noted below, there are no events which require adjustments to, or disclosure in, the financial statements for the periods ended September 30, 2016.

In October and November 2016, the Company issued 2,025,895 newly-issued shares of Company common stock to accredited investors, in consideration for their investment of a total of $1,722,000 cash.

At September 30, 2016 the Company had issued a purchase order to buy livestock at an approximate cost of $20 million and paid $175,000 which is reflected as a prepaid expense in the accompanying unaudited statements of financial condition. In October and November 2016, the Company received a total of 24,000 head of cattle and 16,000 head of sheep in a series of deliveries from its supplier, and delivered this livestock in a series of deliveries to its livestock customer. The Company has paid its supplier $1,025,000 (including the $175,000 which the Company prepaid in the third quarter of 2016) against the $2,360,000 account payable created in respect of these actual deliveries, and has received $80,000 from its livestock customer against the $13,922,192 account receivable created in respect of these actual deliveries.

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

Overview and Outlook

We are a diversified company whose primary business focuses going forward include (a) investing in stock of other companies, (b) identification and pursuit of and capitalization on opportunities in the minerals and agricultural commodities industries and (c) commercial lending in foreign countries.

On August 24, 2016, we entered into an agreement with a major live animal customer located in Oman to sell that company a total of 10,389,250 hundredweight of cattle and 3,142,600 hundredweight of sheep at fixed prices. (A “hundredweight” refers to 100 pounds of livestock.) We would deliver the livestock in 10 equal successive monthly installments with the first delivery to occur on September 15, 2016. Our customer would make corresponding monthly purchase-price payments. We have matching supply agreements with suppliers of livestock from Africa, under which we can call upon these suppliers to sell to us these same amounts of cattle and sheep, also at fixed prices. Accordingly, we occupy a “middleman” arbitrageur position as to this livestock.

There are significant inherent risks involved in these transactions, including the risks involved with foreign contracts (including the increased risks of counterparty nonperformance or slow performance, and the possibility of force majeure), the possible need for financing and the fact that we are inexperienced in transactions in livestock.

In addition, we and our customer amended our agreement as of September 25, 2016 to provide that the contractual delivery date for each respective livestock delivery installment is the 15th of the month “or on such other day or days on or around such 15th day of the month, as may be agreed upon by the parties”, beginning September 2016. In addition, in the amendment we and our customer agreed to reasonably accommodate each other with regard to the exact day or days of delivery, and we agreed to use reasonable commercial efforts to give our customer at least seven days’ notice of our intended actual day or days of delivery (if not the 15th of the month) and of the approximate hundredweight of cattle and the approximate hundredweight of sheep which we propose to deliver on such day or days (which shall be within certain livestock quantity ranges).

So far, deliveries from our supplier and deliveries to our customer have not been made on time and have not been made in full. Our supplier advised us that due to drought and famine in the geographic area, it was delayed in fulfilling the livestock quantities ordered pursuant to our initial option exercise notice. Our ability to meet our timing and delivery undertakings to our customer was correspondingly impacted. No livestock was delivered to us, and no livestock was delivered by us, until October 26, 2016. We made additional purchases and resales of livestock against the scheduled September 15, 2016 supply and resale commitments on November 3, 10 and 16, 2016. However, the aggregate quantities in the four deliveries were significantly below the quantities contemplated, by the original contracts, for September 15, 2016 supply and resale, so additional portions remain to be fulfilled; and no parts of the scheduled October 15, 2016 supply and resale or of the scheduled November 15, 2016 supply and resale have yet been fulfilled. It is likely that certain scheduled future delivery and resale dates (e.g., December 15, 2016, etc.) will also not be achieved during the catch-up process. We have not yet exercised any of our contractual options under our contracts with our livestock suppliers, for any quantities beyond that needed to fulfill our September 15 resale commitment to our livestock customer.

All parties are currently working cooperatively to fulfill the contracts as soon as practicable. The parties are at least temporarily not requiring rigorous adherence to the timing and quantity provisions of the contracts, although formal contractual waivers and forbearances have not been given. On November 17, 2016, we received an $80,000 partial payment from our livestock customer against the $13,922,192 our customer was obligated to pay us in respect of our actual October 26/November 3/November 10/November 16, 2016 livestock deliveries to the customer. In respect of the four corresponding actual deliveries from our supplier to us, we were obligated to pay our supplier $2,360,000; of that amount, we have paid our supplier $1,025,000 (including $175,000 which we prepaid in the third quarter of 2016).

We anticipate that going forward (and especially during the catch-up process), livestock may be delivered to us at less-than-monthly intervals in such quantities as are available, and that we would then promptly (i.e., at less-than-monthly intervals) redeliver such available livestock quantities to our customer.

As the middleman, it is in our interest to facilitate informal adjustments and courses of dealing so long as doing so does not unduly prejudice our contractual rights. Investors are cautioned, however, that the course of performance raises some question regarding whether the total profit ultimately realized by us will necessarily be as high as initially indicated by the contracts, and regarding whether such profit will necessarily be realized in the same time periods as initially indicated by the contracts.

On September 22, 2016, we entered into an agreement to sell no less than 50 metric tons of gold (i.e., doré gold in bar or other form, with the purity of the gold in said doré being at least 95.8%) at a fixed price to a privately held trading company located in the Sydney, Australia metropolitan area. The agreement contemplated such gold would be delivered and purchased in periodic installments, but specific times and quantities for respective deliveries of gold were not fixed in the agreement. The contract stated that no gold delivery would be made by us before December 15, 2016, and that deliveries thereafter would be on dates (through September 30, 2019) and in amounts (each not less than 15 kilograms and not more than 2,500 kilograms) as may be agreed upon for the parties’ mutual convenience. To the extent that through no fault of our customer less than 50 metric tons of gold has been delivered by September 30, 2018, our customer’s obligation to purchase any remaining portion of the 50 metric tons will be relieved on such date. We have not yet established with our customer the dates or quantities for any particular delivery installments.

The agreement provided that our customer would be responsible to, as a closing condition for any delivery of gold to the customer, provide us in advance with a letter of credit from Westpac (a major Australian bank) for the entire purchase price amount with respect to the particular delivery. Our intention is to make arrangements with suppliers of gold on like delivery dates and in like quantities so as to enable essentially simultaneous resales of gold to our customer, thereby enabling us to occupy a profitable “middleman” position such as the livestock contracts were structured to do. There can be no assurance that we will succeed in doing so. We have not yet entered into contracts with any gold suppliers.

We may require substantial working capital resources to fund our purchases of livestock and gold from our suppliers pending our receipt of payment from our customers upon our resales.

We are also working toward other substantial opportunities in the precious minerals, mining and agricultural commodities industries and energy-related development projects, as well as other substantial international opportunities. We can give no assurance that such projects will come to fruition or, if any one or more of them do come to fruition, that they will be successful.

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

We were initially formed to design and sell mobile apps for smartphones and other mobile platforms such as tablets. We never launched an active business based on this focus.

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

On October 28, 2014, we entered into a transaction in which we acquired from Darin Pastor certain assets which had been assets of Affluent and assumed certain liabilities which had been liabilities of Affluent, including liabilities under notes in favor of Darin Pastor. At December 31, 2015, the outstanding principal amount of such assumed notes was $68,416. We completed the full repayment of such assumed notes on March 11, 2016. In a transaction related to the October 28, 2014 transaction, the crossing lines of credit entered into between Affluent and us in 2013 were cancelled. At the time of the cancellation, we had a $1,089,617 net receivable from Darin Pastor (as Affluent’s successor) under the crossing lines of credit; accordingly, this $1,089,617 was applied to reduce the liabilities under the notes in favor of Darin Pastor, which had been liabilities of Affluent and which we assumed. As a result of such October 28, 2014 and related transactions, we recorded an expense item of $1,089,617 and we were deemed (for accounting purposes) to have paid a dividend to Darin Pastor in the amount of $1,484,204.

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

On May 28, 2015, we entered into a Compromise Agreement and Release and an Amendment No. 1 to Series B Warrant, each between Twinlab and us. Pursuant to these two agreements:

-	The Put Agreement was terminated.
-	We surrendered the entire remaining-unexercised portion of the Series A Warrant (51,973,684 warrants).
-	We surrendered 4,368,421 of the warrants under the Series B Warrant.
-	The remaining 18,000,000 warrants under the Series B Warrant were deemed divided into four tranches, each with an associated date beyond which it would no longer be exercisable: one tranche for 2,000,000 warrant shares (no longer exercisable after November 30, 2015); one for 4,000,000 warrant shares (no longer exercisable after March 31, 2016); one for 6,000,000 warrant shares (no longer exercisable after July 31, 2016); and another for 6,000,000 warrant shares (no longer exercisable after November 30, 2016).
-	We granted Twinlab three contingent call options, at $0.01 per share, to acquire Twinlab shares from us to the extent that upon effective expiration of the second, third and fourth tranches we had not exercised the warrants within such tranches (the “Contingent Call Options”). The three Contingent Call Options would be for a number of Twinlab shares equal to 25% of such unexercised warrants (i.e., a maximum of 1,000,000 shares if we exercised no warrants from the second tranche, a maximum of 1,500,000 shares if we exercised no warrants from the third tranche and a maximum of 1,500,000 shares if we exercised no warrants from the fourth tranche). In addition, Twinlab cannot exercise a Contingent Call Option unless it has satisfied such option’s “Liquidity Condition,” namely that for each of the three or four months before the tranche’s effective expiration date Twinlab must have a financial position sufficient to show a 1.15x fixed charge coverage ratio for a certain trailing period, all as defined by Twinlab’s Credit and Security Agreement dated January 22, 2015..
-	Given that we have identified, and may in the future identify, to Twinlab on a confidential basis persons to whom we might sell our Twinlab shares, Twinlab agreed that it shall not, without our prior written consent, privately place Twinlab equity securities to any persons theretofore or thereafter first introduced to Twinlab by us (the “Noncircumvention Provision”); provided that Twinlab may, without our consent, privately place Twinlab equity securities to such a person at any time after the earlier of (a) the date the entire Series B Warrant has expired and/or been exercised, or (b) the first anniversary of such particular introduction.

As a result of these two agreements, our investment position in Twinlab as of immediately after the two agreements was as follows:

-	We had no further potential cash obligation to Twinlab under the Put Agreement; an imminent cash obligation to Twinlab of approximately $40.8 million was thereby avoided.
-	We retained all of our 14,476,567 outstanding Twinlab shares (13,818,672 unrestricted, free-trading Twinlab shares and 657,895 restricted Twinlab shares).
	-	Later in 2015 (i.e., after May 28, 2015) we sold an additional 1,749,307 unrestricted, free-trading Twinlab shares to accredited investors.
	-	In the first quarter of 2016 we sold an additional 1,713,159 unrestricted, free-trading Twinlab shares to accredited investors. In the second quarter of 2016 we sold an additional 592,106 unrestricted, free-trading Twinlab shares to accredited investors. In the third quarter of 2016 we sold an additional 151,316 unrestricted, free-trading Twinlab shares to accredited investors.
	-	We obtained an additional 526,316 restricted Twinlab shares upon a partial exercise of the Series B Warrant on July 7, 2015.
	-	We obtained an additional 131,579 restricted Twinlab shares upon a partial exercise of the Series B Warrant on July 23, 2015.
-	Our obligations to our accredited-investor counterparties under the 3,976,647 Third-Party Call options continued unchanged.
-	We retained 18,000,000 warrants under the Series B Warrant, at an unchanged $0.76 per share exercise price, with effective expiration dates ranging from November 30, 2015 to November 30, 2016.
	-	We exercised 526,316 of such warrants on July 7, 2015.
	-	We exercised 131,579 of such warrants on July 23, 2015.
	-	1,342,105 of such warrants expired on November 30, 2015.
	-	4,000,000 of such warrants expired on March 31, 2016.
	-	6,000,000 of such warrants expired on July 31, 2016.
	-	The final 6,000,000 of such warrants expired on November 30, 2016.
-	The Registration Rights Agreement remains in full force and effect to enable the Securities Act registration of all Twinlab shares issued upon exercise of the Series B Warrant.
-	Under the Contingent Call Options, we undertook a contingent obligation to deliver to Twinlab (at $0.01 per share) up to 4,000,000 Twinlab shares, but the obligation would be reduced or entirely eliminated to the extent we exercise the last three deemed tranches of the Series B Warrant and/or to the extent that Twinlab fails to meet a required fixed charge coverage ratio for certain months. The redelivered Twinlab shares would not have to be free-trading Twinlab shares.
	-	As noted below, the Contingent Call Options were eliminated on October 1, 2015.

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

During the nine months ended September 30, 2016 we sold 2,456,581 Twinlab shares (without any associated Third-Party Call Options) for $1,867,000.

As of September 30, 2016, our position in Twinlab securities was as follows, and we had no contingent liabilities to Twinlab:

-	We held 10,599,626 outstanding Twinlab shares (9,612,784 unrestricted, free-trading Twinlab shares and 986,842 restricted Twinlab shares).
-	We held 6,000,000 warrants under the Series B Warrant, at a $0.76 per share exercise price, with an effective expiration date of November 30, 2016.
-	The Registration Rights Agreement remained in full force and effect to enable the Securities Act registration of all Twinlab shares issued upon prior or future exercises of our Warrants.
-	We had a claim against third-party optionors for delivery to us of 1,498,500 Twinlab shares against the Call Options which they granted to us and which we have exercised.
-	We were contingently obligated to deliver Twinlab shares to our accredited-investor counterparties under the 3,976,647 Third-Party Call options if and when the detachable call options are exercised.
-	We had no actual or potential Put liability or Contingent Call Option liability.

At September 30, 2016, the fair value of the liability under the 3,976,647 Third-Party Call Options was recorded on our balance sheet at $462,558.

The determination of the fair value of our Twinlab stock and derivative securities as of September 30, 2016 is highly significant to our balance sheet and our income statement. In determining the fair value, our Board of Directors relied upon a valuation report dated March 2, 2016 by FFG Valuations, Inc., an independent third party valuation firm. This valuation report, which we commissioned, values Twinlab common stock at $0.758 per share as of December 31, 2015. Twinlab stock is essentially illiquid; accordingly, valuations such as FFG’s are opinions, and other observers might have valued Twinlab stock differently if they chose to emphasize other factors than FFG did. For example, Twinlab issued significant numbers of shares in the second half of 2015 at prices well below $0.758 per share. If we used in our financial statements a valuation of Twinlab stock (as of September 30, 2016) which was well below $0.758 per share, with corresponding valuations for our Twinlab derivative securities, our net assets as of September 30, 2016 would have been significantly reduced and we would have had a significantly larger net loss in the third quarter and first nine months of 2016.

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

Results of Operations for the Quarterly Periods Ended September 30, 2016 and 2015

Revenues.  Total revenues (excluding gain and loss on investment securities) for the quarters ended September 30, 2016 and 2015 were $21,624 (sublease income) and $18,460. The 2015 period included services income of $16,660. Due to our current business focus, we do not expect to regularly generate material amounts of services income.

Realized and Unrealized Gain (Loss) on Financial Instruments. We recorded a $114,954 realized gain on financial instruments for the quarter ended September 30, 2016, as a result of our sales of Twinlab shares to third parties during the quarter for $115,000.

We also recorded a $(501,614) change in unrealized gain on financial instruments for the quarter ended September 30, 2016, primarily as a result of the July 31, 2016 expiration of 6,000,000 of our Twinlab common stock warrants, as well as reduction in the valuation of our remaining Twinlab warrants as the remaining time until their expiration date decreases, and the transformation of unrealized gain into realized gain upon our sales of Twinlab shares to third parties during the quarter.

The overall net loss on financial instruments for the quarter was $386,660.

If our assessments/estimates of the fair value of our holdings of Twinlab securities change from quarter to quarter, there will be significant changes in our unrealized gain on such holdings, which in turn would result in significant gain or loss on our statement of operations for the quarter in question. At December 31, 2014, March 31, 2015 and September 30, 2015, our determination was that the fair value of Twinlab common stock was $0.76 per Twinlab share. However, at September 30, 2015, our determination was that the fair value of Twinlab common stock was $0.65 per Twinlab share and at December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016, our determination was that the fair value of Twinlab common stock was $0.758 per Twinlab share. We ourselves continued to sell Twinlab shares for $0.76 in the third quarter of 2016.

We first acquired ownership of any Twinlab securities in the third quarter of 2014.

Personnel Expense.  Personnel expense for the quarters ended September 30, 2016 and 2015 was $230,527 and $137,048, respectively; the increase in 2016 was primarily due to salary payments of $360,000 to Darin Pastor and $40,000 to Tracy Pastor in the first quarter of 2016. These amounts are attributable to the entire 2016 year, so $100,000 of such amounts were recognized as personnel expense for the third quarter of 2016 and $100,000 of such amounts were recorded at September 30, 2016 as a salary advance - related party asset. Before 2016, we had held the salaries of our most senior officers at very low levels.

Professional Fees.  Professional fees for the quarters ended September 30, 2016 and 2015 were $144,990 and $318,808, respectively, each primarily due to legal fees for preparing documents for production as required by legal process.

General and Administrative.  General and administrative expenses (excluding personnel expense and professional fees) for the quarters ended September 30, 2016 and 2015 were $593,677 and $451,862, respectively; the increase in 2016 was primarily due to overseas business development efforts.

Results of Operations for the Nine Month Periods Ended September 30, 2016 and 2015

Revenues.  Total revenues (excluding gain and loss on investment securities) for the nine month periods ended September 30, 2016 and 2015 were $37,224 and $132,922. There was $37,224 of sublease income from two sublessees in the 2016 period. The 2015 period included services income of $116,662. Due to our current business focus, we do not expect to regularly generate material amounts of services income.

Realized and Unrealized Gain (Loss) on Financial Instruments. We recorded a $1,866,263 realized gain on financial instruments for the nine month period ended September 30, 2016, as a result of our sales of Twinlab shares to third parties during the nine month period for $1,867,000.

We also recorded a $(3,191,438) change in unrealized gain on financial instruments for the nine month period ended September 30, 2016, primarily as a result of the March 31, 2016 expiration of 4,000,000 of our Twinlab common stock warrants and the July 31, 2016 expiration of 6,000,000 of our Twinlab common stock warrants.

The overall net loss on financial instruments for the nine month period was $1,325,175.

If our assessments/estimates of the fair value of our holdings of Twinlab securities change from quarter to quarter, there will be significant changes in our net unrealized gain on such holdings, which in turn would result in significant gain or loss on our statement of operations for the quarter in question. At December 31, 2014, March 31, 2015 and June 30, 2015, our determination was that the fair value of Twinlab common stock was $0.76 per Twinlab share. However, at September 30, 2015, our determination was that the fair value of Twinlab common stock was $0.65 per Twinlab share and at December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016, our determination was that the fair value of Twinlab common stock was $0.758 per Twinlab share. We ourselves continued to sell Twinlab shares for $0.76 in the first, second and third quarters of 2016.

We first acquired ownership of any Twinlab securities in the third quarter of 2014.

Personnel Expense.  Personnel expense for the nine month periods ended September 30, 2016 and 2015 was $582,388 and $228,593, respectively; the increase in 2016 was primarily due to salary payments of $360,000 to Darin Pastor and $40,000 to Tracy Pastor in the first quarter of 2016. These amounts are attributable to the entire 2016 year, so $100,000 of such amounts were recognized as personnel expense for each of the first, second and third quarters of 2016 and $100,000 of such amounts were recorded at September 30, 2016 as a salary advance - related party asset. Before 2016, we had held the salaries of our most senior officers at very low levels.

Professional Fees.  Professional fees for the nine month periods ended September 30, 2016 and 2015 were $681,276 and $920,402, respectively, each primarily due to legal fees for preparing documents for production as required by legal process. The reduction in the 2014 period was primarily due to a lower amount of accounting fees.

General and Administrative.  General and administrative expenses (excluding personnel expense and professional fees) for the nine month periods ended September 30, 2016 and 2015 were $1,867,125 and $760,187, respectively; the increase in 2016 was primarily due to overseas business development efforts.

Liquidity and Capital Resources

As of September 30, 2016, we had $155,319 in cash and cash equivalents, Twinlab and other securities owned which we recorded at a $9,812,979 fair value, and $63,930 of deposits.  There is no active liquid public market for our Twinlab or other securities.

Our contracts for the purchase and resale of livestock and gold contemplate periodic purchases from our suppliers and essentially simultaneous resales to our customers. Our experience under our livestock contracts so far has indicated that our purchases and our corresponding resales of livestock will not necessarily occur on the scheduled delivery dates and will not necessarily include full delivery of the scheduled quantities of livestock. No deliveries have yet been scheduled under our gold agreement.

We may require substantial working capital resources to fund our purchases of livestock and gold from our suppliers pending our receipt of payment from our customers upon our resales. Also, any unpredictability in the timing and size of our trading profits would have a positive effect on our working capital and our ability to make and honor other major commitments. We anticipate obtaining additional financing to fund operations from our operating profits, if any, and through common stock offerings, sales of Twinlab stock and sales of future-acquired strategic investment securities, and bank loans, to the extent available. (During the quarter ended September 30, 2016, we received a commitment for a $26,072,891 secured revolving line of credit from a foreign bank; however, this loan facility has not yet been documented with definitive agreements.) There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

In the third quarter of 2016, we received $1,674,250 in cash from sales of our newly-issued common stock in a private placement to accredited investors (including $10,000 attributable to subscriptions for which shares were not issued until the fourth quarter of 2016). Additional sales and issuances in this private placement have been made in the fourth quarter of 2016.

The realization of cash proceeds, if any, from private placements of our own shares and/or on sales of our securities positions would likely be “bunchy,” unpredictable and irregular. We can make no assurances and therefore we may incur operating losses and/or negative cash flows in one or more future periods.

The September 30, 2016 balance sheet included a $462,558 liability item arising from the Third-Party Call Options we granted to certain accredited investors in connection with certain of our 2015 sales of Twinlab common stock to such investors. Our actual risk under the Third-Party Call Options would be magnified if, due to sales of Twinlab common stock, we do not have as many Twinlab shares as the number of shares we could be obliged to deliver under the Third-Party Call Options (i.e., to the extent we in effect are “short” Twinlab shares). If we wish to avoid being “short” Twinlab shares in the manner just described, it may be necessary for us to purchase and/or hold Twinlab shares through the expiration date of the Third-Party Call Options, which would tie up a large amount of otherwise available cash. If insufficient cash is available for this purpose, it may be necessary for us to run the risk of having what in effect is a short position.

The $2,797,231 deferred tax liability item on our September 30, 2016 balance sheet represents the income taxes we would owe if we sold, during tax years in which our taxable income levels were large enough to support such current income taxes, all the Twinlab securities which we held as of September 30, 2016, at a price resulting in realization of all of the unrealized gain we recorded for such assets on our balance sheet (based on our fair value assessment as of September 30, 2016). No such taxes would be actually payable unless and until after we sell the Twinlab securities, and the amount of actual taxes payable would depend on the actual sales prices.

From time to time after October 28, 2014 our controlling stockholder Darin Pastor has made advances and direct-payments to assist us in covering expenses; he is not obligated to make any such advances and direct-payments and there can be no assurance that any such advances and direct-payments will continue. In addition, the amounts of these advances and direct-payments are reimbursable to him upon his demand at any time. At September 30, 2016, $168,199 of such advances and direct-payments had not yet been reimbursed.

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

The following table provides detailed information about our net cash flow for the respective first nine months of our 2016 and 2015 fiscal years.

	For the nine month periods ended September 30,
	2016	2015
Net cash (used in) provided by operating activities	$(1,705,963)	$1,464,930
Net cash used in investing activities	—	(2,039)
Net cash provided by (used in) financing activities	1,724,433	(1,050,306)
Net increase in cash	18,470	412,585
Cash, beginning	136,849	12,685
Cash, ending	$155,319	$425,270

Operating activities

Net cash used in operating activities was $1,705,963 for the first nine months of 2016, primarily due to our $2,665,012 after-tax net loss for that nine month period. Although our sales of Twinlab securities in the first nine months of 2016 generated $1,867,000 in cash proceeds, the $(3,191,438) net change in unrealized gain on financial instruments, which was primarily due to the expiration of a total of 10,000,000 of our Twinlab warrants, was a noncash item. Our determination was that the fair value of Twinlab common stock was $0.758 per share as of both September 30, 2016 and December 31, 2015.

For the first nine month period of 2015, net cash provided by operating activities was $1,464,930, despite our $3,816,942 after-tax net loss for that nine month period. Although our sales of Twinlab securities in the first nine months of 2015 generated substantial cash proceeds, we did not record an overall net gain on financial instruments on such sales to the extent that the sales prices (ranging from $0.60 to $0.76 per share) were below or equal to the fair value we had determined for our Twinlab stock and at which we were carrying the Twinlab stock on our books.

Financing activities

Net cash provided by financing activities in the first nine months of 2016 was primarily attributable to $1,674,250 received in the third quarter of 2016 from accredited investors in a private placement of our newly-issued common stock (including $10,000 attributable to subscriptions for which shares were not issued until the fourth quarter of 2016). Our final repayment of notes owed to our controlling stockholder Darin Pastor was more than offset by a net increase in Darin Pastor’s advances and direct-payments to us during the nine-month period to assist us in covering expenses; he is not obligated to make any such advances and direct-payments and there can be no assurance that any such advances and direct-payments will continue. In addition, the amounts of these advances and direct-payments are reimbursable to him upon his demand at any time.

The net cash used in financing activities in the first nine months of 2015 was primarily attributable to repayments on notes payable to Darin Pastor.

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

As required by Rule 13a-15 under the Securities Exchange Act, as of September 30, 2016 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, who concluded that our disclosure controls and procedures are effective. The errors which required the restatement of financial statements and the amendments of periodic reports, as reported and summarized in our Current Report on Form 8-K filed on November 13, 2014 (as amended on November 24, 2014) and in such amendments and as further stated in the following paragraph of this item, were, in their judgment, not due to ineffectiveness of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making our assessment, we used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework in 2014. Based on that assessment, our management has identified certain material weaknesses in our internal control over financial reporting.

Our management concluded that as of September 30, 2016 our internal control over financial reporting was not effective, and that material weaknesses existed in the following areas as of September 30, 2016:

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

Changes in Internal Control Over Financial Reporting

No substantial changes in our internal control over financial reporting occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, investors should take note that we carry our strategic investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors in conformity with accounting principles generally accepted in the United States of America and the accounting and financial reporting conventions of the investment company industry. Typically, there is not a liquid public market for the securities of the companies in which we intend to invest. Where a liquid public market exists we would simply use market value, but where there is no public market or where the public market is illiquid (with the result that the reported public trading is not a reliable indicator of true value), we will value these securities quarterly at fair value as determined in good faith by our Board of Directors.

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

Given that a large percentage of our assets and net income are currently based on our fair value figures for Twinlab securities, readers should be especially aware of the risk.

In addition, investors should be aware that the opportunities we are pursuing in the livestock trading and minerals industries tend to be exceptionally high-risk, and investors should also be aware that the initial transactions called for under our livestock supply and sale agreements have not yet been fully performed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In a private placement of our newly-issued common stock to accredited investors at $0.85 per share, we received an aggregate of $1,074,250 in cash on various dates in the third quarter of 2016; and in exchange we issued 1,252,063 shares of our common stock in the third quarter of 2016 and 11,766 shares of our common stock in the fourth quarter of 2016. (In addition, in July 2016, we received $600,000 in cash in respect of 705,882 shares of our common stock which had been subscribed for in this private placement, but not yet paid for, in the second quarter of 2016. These 705,882 shares were issued in the third quarter of 2016.)

These stock issuances were exempt from the registration requirement of the Securities Act, by virtue of the exemption provided in Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) The following exhibits are included as part of this report:

Incorporated by reference
Exhibit		Filed			Filing
Number	Exhibit Description	herewith	Form	Exhibit	date
2.1	Stock Purchase Agreement dated September 6, 2013 between Ryan Faught and Darin Pastor		10-K	2.1	2/18/2015
2.2	Stock Purchase Agreement dated September 6, 2013 between Ryan Faught and George L. Schneider		10-K	2.2	2/18/2015
2.3	Agreement and Plan of Merger among the Company, Capstone Sub Co. and Capstone Affluent Strategies, Inc., dated December 13, 2013		8-K	2.1	12/13/2013
2.3.1	Articles of Merger filed January 15, 2014, between Capstone Sub Co. and Capstone Affluent Strategies, Inc.		8-K	3(i)(d)	1/16/2014
2.3.2	Rescission of Agreement and Plan of Merger among the Company, Capstone Sub Co. and Capstone Affluent Strategies, Inc.		8-K	10.1	5/1/2014
3.1	Articles of Incorporation of Creative App Solutions, Inc. dated July 10, 2012		S-1	3(i)(a)	10/17/2012
3.1.1	Certificate of Amendment to Articles of Incorporation filed August 26, 2013		8-K	3(i)(a)	8/29/2013
3.1.2	Certificate of Change filed September 6, 2013		8-K	3(i)(c)	9/12/2013
3.2	Bylaws		S-1	3(ii)	10/17/2012
3.2.1	Amended Bylaws, adopted August 26, 2013		10-K	3.2.1	2/18/2015
10.1†	Agreement for Livestock, dated August 16, 2016 [with livestock supplier 1]	X
10.2†	Agreement for Livestock, dated August 17, 2016 [with livestock supplier 2]	X
10.3†	Agreement for Livestock, dated August 25, 2016 [with livestock customer]	X
10.3.1†	First Amendment of Agreement for Livestock, dated September 26, 2016 [with livestock customer]	X
10.4†	Sale and Purchase Agreement for Gold, dated September 22, 2016 [with gold customer]	X
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO	X
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO	X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO	X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CFO	X

† Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTONE FINANCIAL GROUP, INC.

By: /s/ Darin R. Pastor

Darin R. Pastor, Chief Executive Officer

Date: December 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Darin R. Pastor	Chairman of the Board of Directors,	December 14, 2016
Darin R. Pastor	Chief Executive Officer (Principal Executive Officer)
/s/ Halford W. Johnson	Chief Financial Officer	December 14, 2016
Halford W. Johnson	(Principal Financial Officer and Principal Accounting Officer)